Form 10-Q
period 2014-05-31
ROMULUS CORP.
filed 2014-06-27
CIK 1585149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-194070

ROMULUS CORP.

 (Exact name of registrant as specified in its charter)

7993

(Primary Standard Industrial

Classification Code Number)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	80-0922058 (IRS Employer Identification No.)

ROMULUS CORP.

Erbenova 15

Prague, Czech Republic 15000

Tel. +420228880393

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,540,000 as of June 26, 2014.

_______________________________________________________________________________________________________________________________________________

_______________________________________________________________________________________________________________________________________________________

ROMULUS CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	MAY 31, 2014 (Unaudited)	AUGUST 31, 2013
ASSETS
Current Assets
Cash	$ 14,212	$ 8,094
Total assets	$ 14,212	$ 8,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 6,806	$ 306
Total liabilities	6,806	306

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,540,000 and 8,000,000 shares issued and outstanding as of May 31, 2014 and August 31, 2013, respectively.	9,540	8,000
Additional paid-in-capital	13,860	-
Stock subscriptions receivable	(1,600)
Deficit accumulated during the development stage	(14,394)	(212)
Total stockholders’ equity	7,406	7,788
Total liabilities and stockholders’ equity	$ 14,212	$ 8,094

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMULUS CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended May 31, 2014	For the nine months ended May 31, 2014	For the period from Inception (April 16, 2013) to May 31, 2014
Expenses
General and administrative expenses	$ 4,497	$ 14,182	$ 14,394
Loss from operations	(4,497)	(14,182)	(14,394)
Net loss	$ (4,497)	$ (14,182)	$ (14,394)
Loss per common share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	8,217,391	8,073,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMULUS CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended May 31, 2014	For the period from Inception (April 16, 2013) to May 31, 2014
Operating Activities
Net loss	$ (14,182)	$ (14,394)
Net cash used in operating activities	(14,182)	(14,394)
Financing Activities
Proceeds from sale of common stock	13,800	21,800
Proceeds from loan from shareholder	6,500	6,806
Net cash provided by financing activities	20,300	28,606
Net increase in cash	6,118	14,212
Cash at beginning of the period	8,094	-
Cash at end of the period	$ 14,212	$ 14,212
Supplemental cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROMULUS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities”. The Company intends to commence operations in the business of placing and operating coin operated machines. Since inception through May 31, 2014 the Company has not generated any revenue and has accumulated losses of $14,394.

Going Concern

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $14,394 as of May 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted an August 31 fiscal year end.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in these financial statements have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report for the year ended August 31, 2013.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of May 31, 2014 and August 31, 2013 the Company's bank deposits did not exceed the insured amounts.  As of May 31, 2014 and August 31, 2013, the Company did not have cash equivalents.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the period ended May 31, 2014.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of May 31, 2014 the Company has not issued any stock-based payments to its employees.  Stock-based compensation is accounted for at fair value in accordance with SFAS ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On July 19, 2013, the Company issued 8,000,000 shares of its common stock at $0.001 per share for total proceeds of $8,000. In May 2014, the Company issued 1,540,000 shares of its common stock at $0.01 per share for total proceeds $15,400 of which $13,800 has been collected and $1,600 remain as subscriptions receivable. As of May 31, 2014, the Company has 9,540,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of May 31, 2014 the Company had net operating loss carry forwards of $14,394 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2014, total loan amount was $6,806. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2014 through the date the financial statements were available to be issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Romulus Corp. filed S-1 registration statement on February 21, 2014 wish was effected on May 12, 2014. The company currently is offering its shares. According to the S-1 registration statement, the shares will be offered for a period of two hundred and forty (240) days from the effective date of the prospectus.

Romulus Corp. was incorporated in the State of Nevada on April 16, 2013 and established a fiscal year end of August 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to commence operations in the business of placing and operating boxing machines. We have commenced limited business operations, which include formation of the Company, development of our business plan and execution of the Sales Contract, which is a manufacturing purchase agreement with Guangzhou Amusement Electronics Co., Ltd, dated January 8, 2014. We have also started locating venues for our machines.

We intend to commence operations in the business of placing and operating coin operated boxing machines in Czech Republic. We plan to place and operate machines that are strength testing amusement machines and which will be placed in public venues with high traffic flow such as bars, night clubs, gyms, amusement centers, movie theaters, pool halls, bowling centers and wherever fun and energetic crowds gather. We focus on strength testing amusement machines because we believe that they are classic games and  do not lose their popularity as do machines with computer graphics. These are coin-operated machines that may also accept bills. They do not pay out money prizes. We plan to generate revenue from players who will use our machines to test strength and speed of their punch or who will participate in strength testing tournaments.

Our boxing machine requires a small area of the venue. Our challenge is to convince the owners or managers of the potential venue that our machines will become a profitable and positive addition to their establishment.  We plan to use prior positive feedback from venues where similar machines have been placed. However, there is no guarantee that the venue owners will agree to the placement of our boxing machines and we will ever generate revenues.

Our Boxing Machine

We plan to purchase and operate machines that are punching bag style boxing game machines with modern electronics. It measures the speed and strength of the player who hit to the sturdy boxer training pad giving a score from 1 to 999 which is displayed on a very large center electronic display. In addition, players will hear a few minutes of music, sounds and funny comments after each punch. In tournament mode, three to nine players can compete for three rounds, plus a practice round. Our boxing machine has coin and bill acceptors. After inserting coins or a bill, the punching pad releases from the upper position and a player needs to push a start button and punch the pad. One game consists of one punch to the pad. Our machine allows adjusting a cost of the game, although the normal per game charge is twenty korunas (approximately one dollar).

Potential Players

A boxing machine we plan to purchase and operate features 2 play modes: one for MAN and one for LADY, therefore it’s suitable for both, men and women. After selecting the play mode, the punch pad will drop down and player needs to punch the pad as hard & fast as they can. The machine will measure the impact and speed from the hit and gives a score, encouraging replay. High scores are saved, increasing competitive atmosphere. A system program includes music and lights to attract more guests, especially on crowded venues. All guests in bars, night clubs, gyms, amusement centers, movie theaters, pool halls and bowling centers can be our potential players.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

NINE MONTH PERIOD ENDED MAY 31, 2014 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 16, 2013) TO MAY 31, 2013

Our net loss for the nine month period ended May 31, 2014 was $14,182 compared to a net loss of $14,394 during the period from inception (April 16, 2013) to May 31, 2014. During the nine month period ended May 31, 2014 we did not generate any revenue.

During the nine month period ended May 31, 2014, we incurred general and administrative expenses of $14,182 compared to $14,394 incurred during the period from inception (April 16, 2013 ) to May 31, 2014.  General and administrative expenses incurred during the nine month period ended May 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED MAY 31, 2014

As of May 31, 2014, our current assets were $14,212 compared to $8,094 in current assets at August 31, 2013. Current assets were comprised of $14,212 in cash. As of May 31, 2014, our current liabilities were $6,806 which were comprised of advances from a Director.

Stockholders’ equity was $7,406 as of May 31, 2014 compared to stockholder’s equity of $7,788 as of August 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2014, net cash flows used in operating activities was $14,182 consisting of a net loss of $14,182. Net cash flows used in operating activities was $14,394 for the period from inception (April 16, 2013 ) to May 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month period ended May 31, 2014, net cash provided by financing activities was $20,300 received from proceeds from issuance of common stock and advance from director.  For the period from inception (April 16, 2013 ) to May 31, 2013, net cash provided by financing activities was $28,606 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2014, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our August 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMULUS CORP.
Dated: June 26, 2014	By: /s/ Artem Rusakov
Artem Rusakov President and Chief Executive Officer and Chief Financial Officer