Form 10-K
period 2014-08-31
ROMULUS CORP.
filed 2014-10-09
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

 Commission File No. 333-194070

ROMULUS CORP.

 (Exact name of registrant as specified in its charter)

7993

(Primary Standard Industrial

Classification Code Number)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	80-0922058 (IRS Employer Identification No.)

ROMULUS CORP.

Erbenova 15

Prague, Czech Republic 15000

Tel. +420228880393

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of October 9, 2014 the registrant had 11,020,000 shares of common stock issued and outstanding. No active trading market has been established as of October 9, 2014.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean ROMULUS CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

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

4 | Page

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

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees. Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our sole officer and director Mr. Artem Rusakov. We intend to hire additional employees on an as needed basis.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of used car and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business, however we will have to comply with all applicable export and import regulations.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

5 | Page

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and to the best of our knowledge and belief we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “RMLS”. As of the date of this Annual report we had 30 shareholders of record and no active trading market has been established .

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

6 | Page

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report ".  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (April 16, 2013) resulting in an accumulated deficit of $21,137 as of August 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock.

FISCAL YEAR ENDED AUGUST 31, 2014 COMPARED TO PERIOD FROM INCEPTION (APRIL 16, 2013) TO AUGUST 31, 2013.

Operating Expenses

During the fiscal year ended August 31, 2014, we incurred expenses of $20,925 compared to $212 incurred during the period for Inception (April 16, 2013) to August 31, 2013.

Net Loss

Our net loss for the fiscal year ended August 31, 2014 was $20,925 compared to a net loss of $212 the period for Inception (April 16, 2013) to August 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2014

As of August 31, 2014, our current assets were $23,969 (2013- $8,094) and our total liabilities were $6,906 (2013 - $306). As of August 31, 2014, current assets were comprised of $23,969(2013 - $8,904) in cash. Total liabilities were comprised of $6,806 (2013-$306) in loans from shareholders and $100 (2013- $0) in accounts payable.

Stockholders’ equity increased from $7,788 as of August 31, 2013 to $17,063 as of August 31, 2014.

7 | Page

CASH FLOW FOR THE FISCAL YEAR ENDED AUGUST 31, 2014 COMPARED TO PERIOD FROM INCEPTION (APRIL 16, 2013) TO AUGUST 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2014, net cash flows used in operating activities was $20,825 consisting of a net loss of $20,925 and an increase in accounts payable of $100. For the period from Inception (April 16, 2013) to August 31, 2013, net cash flows used in operating activities was $212 consisting  entirely of a net loss of ($212).

Cash Flows from Investing Activities

We neither generated no used funds in investing activities during the fiscal year ended August 31, 2014 or the period from Inception (April 16, 2013) to August 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our sole officer, director and principal shareholder.   For the fiscal year ended August 31, 2014, net cash provided by financing activities was $36,700, consisting of $30,200 received from proceeds from sale of shares of our common stock and $6,500 received from proceeds by way of loan from our sole officer, director and principal shareholder. For the period from Inception (April 16, 2013) to August 31, 2013 net cash from financing activities was $8,306 consisting of $8,000 received from proceeds from the sale of shares of our common stock and $306 received from by way of from loan from our sole officer, director and principal shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

8 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2014 and August 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (April 16, 2013) resulting in an accumulated deficit of $21,137 as of August 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, the private placement of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Romulus Corp.

We have audited the accompanying balance sheets of Romulus Corp. (the "Company") as of August 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2014 and for the period from April 16, 2013 (Inception) to August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended August 31, 2014 and for the for the period from April 16, 2013 (Inception) to August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and suffered recurring losses since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

October 7, 2014

10 | Page

ROMULUS CORP. BALANCE SHEETS
	AUGUST 31, 2014	AUGUST 31, 2013
ASSETS
Current Assets
Cash	$ 23,969	$ 8,094
Total assets	$ 23,969	$ 8,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 6,806	$ 306
Accounts payable	100	-
Total liabilities	6,906	306

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,020,000 and 8,000,000 shares issued and outstanding as of August 31, 2014 and August 31, 2013, respectively.	11,020	8,000
Additional paid-in-capital	27,180	-
Accumulated Deficit	(21,137)	(212)
Total stockholders’ equity	17,063	7,788
Total liabilities and stockholders’ equity	$ 23,969	$ 8,094

The accompanying notes are an integral part of these financial statements.

11 | Page

ROMULUS CORP. STATEMENTS OF OPERATIONS
	For the year ended August 31, 2014	For the period from Inception (April 16, 2013) to August 31, 2013
Expenses
General and administrative expenses	$ 20,925	$ 212
Loss from operations	(20,925)	(212)
Net loss	$ (20,925)	$ (212)
Loss per common share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	8,708,767	2,510,949

The accompanying notes are an integral part of these financial statements.

12 | Page

ROMULUS CORP. STATEMENT OF STOCKHOLDER’S DEFICIT
	Number of Common Shares	Amount	Additional paid-in-capital	Accumulated Deficit	Total
Common shares issued for cash at $0.001 on July 19, 2013	8,000,000	$8,000	$ -	$ -	$ 8,000
Net loss for the year	-	-	-	(212)	(212)
Balances as of August 31, 2013	8,000,000	8,000	-	(212)	$ 7,788
Common shares issued for cash at $0.01	3,020,000	3,020	27,180	-	30,200
Net loss for the year	-	-	-	(20,925)	(20,925)
Balances as of August 31, 2014	11,020,000	$ 11,020	$ 27,180	$ (21,137)	17,063

The accompanying notes are an integral part of these financial statements.

13 | Page

ROMULUS CORP. STATEMENTS OF CASH FLOWS
	For the year ended August 31, 2014	For the period from Inception (April 16, 2013) to August 31, 2013
Operating Activities
Net loss	$ (20,925)	$ (212)
Increase is accounts payable	100	-
Net cash used in operating activities	(20,825)	(212)
Financing Activities
Proceeds from sale of common stock	30,200	8,000
Proceeds from loan from shareholder	6,500	306
Net cash provided by financing activities	36,700	8,306
Net increase in cash	15,875	8,094
Cash at beginning of the period	8,094	-
Cash at end of the period	$ 23,969	$ 8,094
Supplemental cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

14 | Page

ROMULUS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company intends to commence operations in the business of placing and operating coin operated machines. Since inception through August 31, 2014 the Company has not generated any revenue and has accumulated losses of $21,137.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $21,137 as of August 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of August 31, 2014 and 2013 the Company's bank deposits did not exceed the insured amounts.  As of August 31, 2014 and 2013, the Company did not have cash equivalents.

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

15 | Page

Recent accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company’s early adoption of the new standard did not have a material effect on the Company’s financial position or results of operations.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. No revenue has been earned since inception.

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. As of August 31, 2013, the Company had 8,000,000 shares of common stocks issued and outstanding.

During the year ended August 31, 2014, the Company issued 3,020,000 shares of its common stock at $0.01 per share for total proceeds $30,200. As of August 31, 2014, the Company has 11,020,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of August 31, 2014 the Company had net operating loss carry forwards of $21,137 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of August 31, 2014 and 2013, total loan amount was $6,806 and $306, respectively. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2014 through October 6, 2014, the date the financial statements were available to be issued and has determined that there are no items to disclose.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Mr. Artem Rusakov ,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during year ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name  and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Artem Rusakov Erbenova 15, Prague, Czech Republic 15000	30	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Artem Rusakov has acted as our President, Treasurer, Secretary and sole Director since our incorporation on April 16, 2013. Mr. Rusakov owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Rusakov was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Rusakov’s qualifications to serve on our Board of Directors are primarily based on his two year experience as a business manager, his entrepreneurial desire to start Romulus Corp. as a new business, and his education in management. Mr. Rusakov graduated from Czech Management Institute in 2012. From May 2012 to March 2013 he worked as a manager in Mark hotel. Since March 2013 Mr. Rusakov has been working as director assistant in Commerce Industrial Trust s.r.o. Mr. Rusakov intends to devote 20 hours a week of his time to planning and organizing activities of Romulus Corp. Once we expand operations, and are able to place more boxing machines, Mr. Rusakov has agreed to commit more time as required. Because Mr. Rusakov will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to her. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

17 | Page

During the past ten years, Mr.Rusakov has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr.Rusakov was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr.Rusakov’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

18 | Page

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid by us for the last three fiscal years ending August 31, 2014 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Artem Rusakov President, CEO, CFO,Treasurer, Chief Accounting Officer, Sole Director and Secretary	2013 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of August 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2014 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Artem Rusakov Erbenova 15, Prague, Czech Republic 15000	8,000,000 shares of common stock (direct)	72.59%

The percent of class is based on 11,020,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 19, 2013, the Company issued 8,000,000 shares of its common stock at $0.001 per share to the President of the Company for total cash proceeds of $8,000.

Since Inception (April 16, 2013) through August 31, 2014 the Director and principal shareholder has loaned the Company $6,806 to pay for general and administrative expenses.  As of August 31, 2014, total loan amount was $6,806. The loan is non-interest bearing, due upon demand and unsecured.

During the year ended August 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2014, we incurred approximately $10,929 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2013 and for the reviews of our financial statements for the quarters ended November 30, 2013, February 28, 2014 and May 31, 2014.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

20 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMULUS CORP.
Dated: October 9, 2014	By: /s/ Artem Rusakov
Artem Rusakov, President and Chief Executive Officer and Chief Financial Officer

21 | Page