Form 10-Q
period 2014-11-30
ROMULUS CORP.
filed 2015-01-15
CIK 1585149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,020,000 as of January 15, 2015.

ROMULUS CORP. BALANCE SHEETS
	NOVEMBER 30, 2014 (Unaudited)	AUGUST 31, 2014 (Audited)
ASSETS
Current Assets
Cash	$ 6,640	$ 23,969
Total assets	$ 6,640	$ 23,969
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 6,806	$ 6,806
Accounts payable	100	100
Total liabilities	6,906	6,906

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,020,000 issued and outstanding	11,020	11,020
Additional paid-in-capital	27,180	27,180
Accumulated Deficit	(38,466)	(21,137)
Total stockholders’ equity (deficit)	(266)	17,063
Total liabilities and stockholders’ equity (deficit)	$ 6,640	$ 23,969

The accompanying notes are an integral part of these condensed interim financial statements.

ROMULUS CORP. STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended November 30, 2014	For the three months ended November 30, 2013
Expenses
General and administrative expenses	$ 17,329	$ 6,300
Loss from operations	(17,329)	(6,300)
Net loss	$ (17,329)	$ (6,300)
Loss per common share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	11,020,000	8,000,000

The accompanying notes are an integral part of these condensed interim financial statements.

ROMULUS CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended November 30, 2014	For the three months ended November 30, 2013
Operating Activities
Net loss	$ (17,329)	$ (6,300)
Increase is accounts payable	-	300
Net cash used in operating activities	(17,329)	(6,000)

Net decrease in cash	(17,329)	(6,000)
Cash at beginning of the period	23,969	8,094
Cash at end of the period	$ 6,640	$ 2,094
Supplemental cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed interim financial statements.

ROMULUS CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company intends to commence operations in the business of placing and operating coin operated machines. Since inception through November 30, 2014 the Company has not generated any revenue and has accumulated losses of $38,466.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $38,466 as of November 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of November 30, 2014 and 2013 the Company's bank deposits did not exceed the insured amounts.  As of November 30, 2014 and 2013, the Company did not have cash equivalents.

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

NOTE 2 – COMMON STOCK

During the year ended August 31, 2014, the Company issued 3,020,000 shares of its common stock at $0.01 per share for total proceeds $30,200. As of November 30, 2014, the Company has  11,020,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of November 30, 2014 the Company had net operating loss carry forwards of $38,466 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2014 total loan amount was $6,806 from shareholders. The loan is non-interest bearing, due upon demand and unsecured.

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

General

Romulus Corp. was incorporated in the State of Nevada on April 16, 2013 and established a fiscal year end of August 31. We do not have revenues, have minimal assets and have incurred losses since inception. We were a development-stage company formed to commence operations in the business of placing and operating boxing machines.

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

Our Boxing Machine

We plan to purchase and operate machines that are punching bag style boxing game machines with modern electronics. It measures the speed and strength of the player who hit to the sturdy boxer training pad giving a score from 1 to 999 which is displayed on a very large center electronic display. In addition, players will hear a few minutes of music, sounds and funny comments after each punch. In tournament mode, two to three players can compete for three rounds, plus a practice round. Our boxing machine has coin and bill acceptors. After inserting coins or a bill, the punching pad releases from the upper position and a player needs to push a start button and punch the pad. One game consists of one punch to the pad. Our machine allows adjusting a cost of the game, although the normal per game charge is twenty korunas (approximately one dollar).

Potential Players

A boxing machine we plan to purchase and operate features 2 play modes: one for MAN and one for LADY, therefore it’s suitable for both men and women. After selecting the play mode, the punch pad will drop down and the player needs to punch the pad as hard and fast as they can. The machine will measure the impact and speed from the hit and gives a score, encouraging replay. High scores are saved, increasing competitive atmosphere. A system program includes music and lights to attract more guests, especially on crowded venues. All guests in bars, night clubs, gyms, amusement centers, movie theaters, pool halls and bowling centers can be our potential players.

RESULTS OF OPERATION

We have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2013

Our net loss for the three month period ended November 30, 2014 was $17,329 compared to a net loss of $6,300 during the three month period ended November 30, 2013. During the three month periods ended November 30, 2014  and 2013 we did not generate any revenue.

During the three month period ended November 30, 2014, we incurred general and administrative expenses of $17,329 compared to $6,300 incurred during the three month period ended November 30, 2013.  General and administrative expenses incurred during the three month period ended November 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED NOVEMBER 30, 2014

As of November 30, 2014, our current assets were $6,640 compared to $23,969 in current assets at August 31, 2014. Current assets were comprised of $6,640 in cash. As of November 30, 2014, our current liabilities were $6,906 which were comprised of advances from a Director and accounts payable of $100.

Stockholders’ deficit was $266 as of November 30, 2014 compared to stockholder’s equity of $17,063 as of August 31, 2014.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2014, net cash flows used in operating activities was $17,329 consisting of a net loss of $17,329. Net cash flows used in operating activities was $6,000 for the three month period ended November 30, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month periods ended November 30, 2014 and 2013, we have not generated any cash flows from financing activities.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of November 30, 2014, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our August 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 As of November 30, 2014, the company has 8,000,000 unregistered shares issued and outstanding.

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

ROMULUS CORP.
Dated: January 15, 2015	By: /s/ Artem Rusakov
Artem Rusakov President and Chief Executive Officer and Chief Financial Officer