Form 10-Q
period 2015-02-28
ROMULUS CORP.
filed 2015-04-14
CIK 1585149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-194070

ROMULUS CORP.

(Exact name of registrant as specified in its charter)

7993

(Primary Standard Industrial

Classification Code Number)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	80-0922058 (IRS Employer Identification No.)

ROMULUS CORP.

6 Battery Road, # 10-01

Singapore 049909

Tel. +65 6381 6966

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,020,000 as of April 9, 2015.

ROMULUS CORP.

CONDENSED BALANCE SHEETS

	FEBRUARY 28, 2015 (Unaudited)	AUGUST 31, 2014 (Audited)
ASSETS
Current Assets
Cash	$1,240	$23,969
Total assets	$1,240	$23,969

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Loan from shareholder	$9,452	$6,806
Accounts payable	100	100
Total liabilities	9,552	6,906

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,020,000 issued and outstanding	11,020	11,020
Additional paid-in-capital	27,180	27,180
Accumulated Deficit	(46,512)	(21,137)
Total stockholders’ equity (deficit)	(8,312)	17,063

Total liabilities and stockholders’ equity (deficit)	$1,240	$23,969

The accompanying notes are an integral part of these condensed interim financial statements.

ROMULUS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended February 28, 2015	For the three months ended February 28, 2014	For the six months ended February 28, 2015	For the six months ended February 28, 2014

Expenses
General and administrative expenses	$8,046	$3,385	$25,375	$9,685
Loss from operations	(8,046)	(3,385)	(25,375)	(9,685)

Net loss	$(8,046)	$(3,385)	$(25,375)	$(9,685)

Loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	11,020,000	8,000,000	11,020,000	8,000,000

The accompanying notes are an integral part of these condensed interim financial statements.

ROMULUS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended February 28, 2015	For the six months ended February 28, 2014

Operating Activities
Net loss	$(25,375)	$(9,685)
Net cash used in operating activities	(25,375)	(9,685)

Financing Activities
Proceeds from loan from shareholder	2,646	4,000
Net cash provided by financing activities	2,646	4,000

Net decrease in cash	(22,729)	(5,685)

Cash at beginning of the period	23,969	8,094
Cash at end of the period	$1,240	$2,409

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements.

ROMULUS CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. Since inception through February 28, 2015 the Company has not generated any revenue and has accumulated losses of $46,512.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $46,512 as of February 28, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed financial statement do not contain any adjustment to reflect possible future effects on the classification of assets or the amounts and classification of liability that may result should the Company be unable to continue as going concern.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”). The Company has adopted an August 31 fiscal year end.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. As of February 28, 2015 and 2014 the Company's bank deposits did not exceed the insured amounts. As of February 28, 2015 and 2014, the Company did not have cash equivalents.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with these financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 1.

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

NOTE 2 – COMMON STOCK

During the year ended August 31, 2014, the Company issued 3,020,000 shares of its common stock at $0.01 per share for total proceeds $30,200. As of February 28, 2015, the Company has 11,020,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of February 28, 2015 the Company had net operating loss carry forwards of $46,512 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 28, 2015 total loan amount was $9,452 from shareholders. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Mr. Rusakov, to Eastwin Capital Pte Ltd (“Eastwin”). Upon closing of that purchase, Eastwin removed Mr. Rusakov as a director and officer of the Company and appointed Ser Miang Chua as a director, Chief Executive Officer and President and David Chong as a director, Vice President, Secretary and Treasurer. Also on March 23, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization pursuant to which its wholly-owned subsidiary, Romulus Merger Sub, Inc., a Delaware corporation incorporated on March 20, 2015, will merge with and into Natural Resources Corporation, a Delaware corporation (“NRC”), as a result of which, NRC will be the surviving corporation and a wholly-owned subsidiary of the Company. In the aggregate, holders of the shares of NRC’s common stock will receive approximately 124,000,000 common shares of the Company in exchange for all of the outstanding shares of NRC’s common stock. As a result of the Merger, NRC will be a wholly-owned subsidiary of the Company.

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

General

Romulus Corp. was incorporated in the State of Nevada on April 16, 2013 and established a fiscal year end of August 31. We do not have revenues, have minimal assets and have incurred losses since inception. We were originally formed to commence operations in the business of placing and operating boxing machines. During the period ended February 28, 2015, Artem Rusakov, the principal shareholder of the Company, determined the Company would no longer pursue this business plan. Instead, Mr. Rusakov entered into negotiations with Eastwin Capital Pte Ltd for the disposition of his controlling interest in the Company in connection with a potential business combination with an operating business, as further described at Note 5 to the financial statements “Subsequent Events”.

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

SIX Month Period Ended February 28, 2015 Compared to the six month period ended February 28, 2014

Our net loss for the six month period ended February 28, 2015 was $25,375 compared to a net loss of $9,685 during the six month period ended February 28, 2014. During the six month periods ended February 28, 2015 and 2014 we did not generate any revenue.

During the six month period ended February 28, 2015, we incurred general and administrative expenses of $25,375 compared to $9,685 incurred during the six month period ended February 28, 2014. General and administrative expenses incurred during the six month period ended February 28, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Liquidity and Capital Resources

SIX Month Period Ended February 28, 2015

As of February 28, 2015, our current assets were $1,240 compared to $23,969 in current assets at August 31, 2014. Current assets were comprised of $1,240 in cash. As of February 28, 2015, our current liabilities were $9,552 which were comprised of advances from our sole director and accounts payable of $100.

Stockholders’ deficit was $8,312 as of February 28, 2015 compared to stockholder’s equity of $17,063 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2015, net cash flows used in operating activities was $25,375 consisting of a net loss of $25,375. Net cash flows used in operating activities was $9,685 for the six month period ended February 28, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month period ended February 28, 2015 net cash provided by financing activities was $2,646, received from proceeds by way of loan from our sole director. For the six month period ended February 28, 2014 net cash provided by financing activities was $4,000, received from proceeds by way of loan from our sole director.

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

MATERIAL COMMITMENTS

As of February 28, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

As of February 28, 2015, we do not intend to purchase any significant equipment during the next twelve months.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of February 28, 2015, the Company has 8,000,000 unregistered common shares issued and outstanding (the “Unregistered Shares”). The Unregistered Shares were sold on July 19, 2013 to Artem Rusakov for a total aggregate purchase price of $8,000, or $0.001 per share. The sale of the Unregistered Shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Proceeds from the sale of the Unregistered Shares were used for general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMULUS CORP.

Dated: April 14, 2015	By: /s/ Ser Miang Chua

Ser Miang Chua
President and Chief Executive Officer

