Form 10-Q
period 2015-05-31
ROMULUS CORP.
filed 2015-08-20
CIK 1585149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,020,000 as of August 17, 2015.

ROMULUS CORP.
CONDENSED BALANCE SHEETS

	May 31, 2015 (Unaudited)	August 31, 2014 (Audited)
ASSETS
Current Assets
Cash	$-	$23,969
Total assets	$-	$23,969
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$8,212	$6,806
Accounts payable	100	100
Total liabilities	8,312	6,906

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,020,000 issued and outstanding	11,020	11,020
Additional paid-in-capital	27,180	27,180
Accumulated Deficit	(46,512)	(21,137)
Total stockholders’ equity (deficit)	(8,312)	17,063
Total liabilities and stockholders’ equity (deficit)	$-	$23,969

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended May 31, 2015	For the three months ended May 31, 2014	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014
Expenses
General and administrative expenses	$-	$4,497	$25,375	$14,182
Loss from operations	-	(4,497)	(25,375)	(14,182)
Net loss	$-	$(4,497)	$(25,375)	$(14,182)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	11,020,000	8,217,391	11,020,000	8,073,260

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended May 31, 2015	For the nine months ended May 31, 2014
Operating Activities
Net loss	$(25,375)	$(14,182)
Net cash used in operating activities	(25,375)	(14,182)

Financing Activities
Proceeds from sale of common stock	-	21,800
Proceeds from loan from shareholder	1,406	6,806
Net cash provided by financing activities	1,406	28,606
Net decrease in cash	(23,969)	(14,182)
Cash at beginning of the period	23,969	8,094
Cash at end of the period	$-	$14,212
Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

May 31, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. Since inception through May 31, 2015 the Company has not generated any revenue and has accumulated deficit of $46,512.

On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Artem Rusakov, to Eastwin Capital Pte Ltd. A change in control of Romulus has occurred upon the transfer of approximately 72.59% of the ownership of Romulus from Artem Rusakov to Eastwin. As a result of this change in control, the existing director of Romulus has been replaced by its new directors, David Chong and Ser Miang Chua.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $46,512 as of May 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock.

The accompanying condensed unaudited financial statement do not contain any adjustment to reflect possible future effects on the classification of assets or the amounts and classification of liability that may result should the Company be unable to continue as going concern.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted an August 31 fiscal year end.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2015 and August 31, 2014, the Company did not have cash equivalents.

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

Use of Estimates

The preparation of the condensed unaudited financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the condensed unaudited financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – COMMON STOCK

During the year ended August 31, 2014, the Company issued 3,020,000 shares of its common stock at $0.01 per share for total proceeds $30,200.

On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Artem Rusakov, to Eastwin Capital Pte Ltd. A change in control of Romulus has occurred upon the transfer of approximately 72.59% of the ownership of Romulus from Artem Rusakov to Eastwin. As a result of this change in control, the existing director of Romulus has been replaced by its new directors, David Chong and Ser Miang Chua.

8

As of May 31, 2015, the Company has 11,020,000 shares issued and outstanding.

NOTE 3 – INCOME TAXES

As of May 31, 2015 the Company had net operating loss carry forwards of $46,512 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. Any such ownership change could significantly limit the Company’s ability to utilize its tax carry forward.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 31, 2015 total loan amount was $8,212 from shareholders. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2015 through the date the financial statements were available to be issued and has determined that there are no items to disclose.

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

THREE AND Nine Month Period Ended May 31, 2015 Compared to the THREE AND nine month period ended May 31, 2014

Our net loss for the nine month period ended May 31, 2015 was $25,375 compared to a net loss of $14,182 during the nine month period ended May 31, 2014. During the nine month periods ended May 31, 2015 and 2014 we did not generate any revenue.

During the nine month period ended May 31, 2015, we incurred general and administrative expenses of $25,375 compared to $14,182 incurred during the nine month period ended May 31, 2014. General and administrative expenses incurred during the nine month period ended May 31, 2015 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

During the three months ended May 31, 2015, the Company had incurred no expenses due to the change of control.

Liquidity and Capital Resources

nine Month Period Ended MAY 31, 2015

As of May 31, 2015, our current assets were $0 compared to $23,969 in current assets at August 31, 2014. As of May 31, 2015, our current liabilities were $8,312 which were comprised of advances from our director of $8,212 and accounts payable of $100.

Stockholders’ deficit was $8,312 as of May 31, 2015 compared to stockholder’s equity of $17,063 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2015, net cash flows used in operating activities was $25,375 consisting of a net loss of $25,375. Net cash flows used in operating activities was $14,182 for the nine month period ended May 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month period ended May 31, 2015 net cash provided by financing activities was $1,406, received from proceeds by way of loan from our director. For the nine month period ended May 31, 2014 net cash provided by financing activities was $28,606, received from proceeds from issuance of common stock and advance from director.

THREE MONTH PERIOD ENDED MAY 31, 2015

During the three months ended May 31, 2015, the Company had incurred no expenses due to the change of control.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Further advances and debt instruments are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with the proposed merger with NRC, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of May 31, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

As of May 31, 2015, we do not intend to purchase any significant equipment during the next twelve months.

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $46,512 as of May 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of May 31, 2015, the Company has 8,000,000 unregistered common shares issued and outstanding (the “Unregistered Shares”). The Unregistered Shares were sold on July 19, 2013 to Artem Rusakov for a total aggregate purchase price of $8,000, or $0.001 per share. The sale of the Unregistered Shares are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Proceeds from the sale of the Unregistered Shares were used for general and administrative expenses. On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Mr. Rusakov, to Eastwin Capital Pte Ltd (“Eastwin”).

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

ROMULUS CORP.

Dated: August 20, 2015	By: /s/ Ser Miang Chua
Ser Miang Chua
President and Chief Executive Officer

18