Form 10-K
period 2015-08-31
ROMULUS CORP.
filed 2015-11-25
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

 Commission File No. 333-194070

ROMULUS CORP.

 (Exact name of registrant as specified in its charter)

7993

(Primary Standard Industrial

Classification Code Number)

Nevada	80-0922058
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

ROMULUS CORP.

6 Battery Road, # 10-01

Singapore 049909

Tel. +65 6381 6966

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of November 24, 2015 the registrant had 11,020,000 shares of common stock issued and outstanding. No active trading market has been established as of November 24, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, regarding our company that include, but are not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.

These forward-looking statements involve various risks and uncertainties. Although we believe our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Our Business” and other sections in this report. You should read this report and the documents we refer to thoroughly with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this report include additional factors which could adversely impact our business and financial performance.

This report contains statistical data we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The markets for our products may not grow at the rate projected by market data, or at all. The failure of these markets to grow at the projected rates may have a material adverse effect on our business and the market price of our securities. In addition, the rapidly changing nature of our customers’ industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our markets. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

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

During the period ended February 28, 2015, Artem Rusakov, the principal shareholder of the Company, determined the Company would no longer pursue this business plan. On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Mr. Rusakov, to Eastwin Capital Pte Ltd (“Eastwin”). Upon closing of that purchase, Eastwin removed Mr. Rusakov as a director and officer of the Company and appointed Ser Miang Chua as a director, Chief Executive Officer and President and David Chong as a director, Vice President, Secretary and Treasurer. Also on March 23, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization pursuant to which its wholly-owned subsidiary, Romulus Merger Sub, Inc., a Delaware corporation incorporated on March 20, 2015, will merge with and into Natural Resources Corporation, a Delaware corporation (“NRC”), as a result of which, NRC will be the surviving corporation and a wholly-owned subsidiary of the Company. In the aggregate, holders of the shares of NRC’s common stock will receive approximately 124,000,000 common shares of the Company in exchange for all of the outstanding shares of NRC’s common stock. As a result of the Merger, NRC will be a wholly-owned subsidiary of the Company. As of the date of this report, the merger between Romulus Merger Sub, Inc. and NRC has not been consummated.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a lawsuit, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees. Identification of Certain Significant Employees

We are a development stage company and currently have no employees.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries other than Romulus Merger Sub, Inc., which was formed solely to consummate the merger with NRC.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and to the best of our knowledge and belief we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “RMLS”. As of the date of this Annual report we had 30 shareholders of record and no active trading market has been established.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (April 16, 2013) resulting in an accumulated deficit of $55,177 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

FISCAL YEAR ENDED AUGUST 31, 2015 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2014.

Operating Expenses

During the fiscal year ended August 31, 2015, we incurred expenses of $34,040 compared to $20,925 incurred during the fiscal year ended August 31, 2014.

Net Loss

Our net loss for the fiscal year ended August 31, 2015 was $34,040 compared to a net loss of $20,925 for the fiscal year ended August 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2015

As of August 31, 2015, our current assets were $0 compared to $23,969 as of August 31, 2014, and our total liabilities were $8,765 compared to $6,906 as of August 31, 2014. Our current assets as of August 31, 2014 were comprised of cash. As of August 31, 2015, total liabilities were comprised of $7,875 in loans from shareholders and $890 in accounts payable, compared to $6,806 and $100, respectively as of August 31, 2014.

Stockholders’ equity decreased from $17,063 as of August 31, 2014 to a deficit of $8,765 as of August 31, 2015.

CASH FLOW FOR THE FISCAL YEAR ENDED AUGUST 31, 2015 COMPARED TO THE FISCAL YEAR ENDED AUGUST 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2015, net cash flows used in operating activities was $33,250 consisting entirely of a net loss of $34,040. And a increase of account payable of $790 For the fiscal year ended August 30, 2014, net cash flows used in operating activities was $(20,825) consisting of a net loss of $(20,925) and an increase in accounts payable of $100.

Cash Flows from Investing Activities

We neither generated no used funds in investing activities during the fiscal year ended August 31, 2015 or the fiscal year ended August 31, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director and principal shareholder. For the fiscal year ended August 31, 2015, net cash provided by financing activities was $9,281, consisting of loans from the current and previous principal shareholders. For the fiscal year ended August 31, 2014, net cash provided by financing activities was $36,700, consisting of $30,200 received from proceeds from sale of shares of our common stock and $6,500 received from proceeds by way of loan from our previous sole officer, director and principal shareholder.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2015 and August 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (April 16, 2013) resulting in an accumulated deficit of $55,177 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are attached to this Annual Report on Form 10-K beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of August 31, 2015 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of August 31, 2015, the last day of our fiscal year. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in internal control over financial reporting

With the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fiscal year ended as of August 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Based on such evaluation, management concluded that, as of the end of the period covered by this report, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Ser Miang Chua 6 Battery Road, # 10-01 Singapore 049909	47	Chief Executive Officer, President and Director (Principal Executive Officer)

David Chong 6 Battery Road, # 10-01 Singapore 049909	53	Vice President, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

David Chong, a citizen of Singapore, has served as Chief Financial Officer and Secretary of China Recycling Energy Corporation (“CREG”) since December 30, 2010; prior to that role, Mr. Chong served as a consultant with CREG since June 2010. Before joining CREG, Mr. Chong served as Chief Financial Officer for Guangdong Yan Zhi Hong Shoes Manufacturing Co., Ltd from 2007 to 2010. From 1991 to 2007, Mr. Chong served as the Financial Controller for Amtek Engineering Limited, where he managed the financial operations of six plants in China with annual revenues in excess of $250 million. Mr. Chong holds the qualification in Professional Accountancy Studies from ACCA (the Association of Chartered Certified Accountants) and is fluent in both English and Mandarin. Mr. Chong’s experience working with large manufacturing companies, his familiarity navigating China, US, Europe, Singapore and other capital markets and his expertise in international financial management and operations, auditing, funding, business development, internal control maintenance, corporate governance and investor relations were leading factors in his appointment as Director, Vice President, Secretary and Treasurer of Romulus Parent.

Ser Miang Chua is the Lead Independent Director of Yamada Green Resources Limited (“YGRL”), and was appointed to YGRL’s board of directors on September 23, 2013. He is the Chairman of the Auditing and Nominating Committees and a member of the Remuneration Committee for YGRL. Mr. Chua has more than 20 years of experience in the financial industry. From 2000 to 2006, he worked at various financial institutions such as Overseas Union Bank Limited, HL Bank, Daiwa Securities SMBC Singapore Limited and Asia Growth Capital Advisory Pte Ltd where he was involved mainly in corporate finance. From 2006 to 2012, Mr. Chua was a Director of Corporate Finance in DMG & Partners Securities Pte Ltd, a stockbroking company. Mr. Chua is also currently a director of Eastwin. Mr. Chua obtained his Bachelor of Business Administration (Second Class Upper) from National University of Singapore in 1993. He is also a member of CFA Institute, USA. Mr. Chua’s experience with business consultancy, international corporate finance and financial management were leading factors in his appointment as Director, Chief Executive Officer and President of Romulus Parent.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;
●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three fiscal years ended August 31, 2015 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Artem Rusakov (1)	2014	0	0	0	0	0	0	0	0
President, Treasurer, Secretary	2015	0	0	0	0	0	0	0	0
Ser Miang Chua (1)	2014	0	0	0	0	0	0	0	0
Chief Executive Officer, President	2015	0	0	0	0	0	0	0	0
David Chuang (3)	2014	0	0	0	0	0	0	0	0
Vice President, Secretary, Treasurer	2015	0	0	0	0	0	0	0	0

(1) Artem Rusakov served as the Company’s President, Treasurer, Secretary and sole director until his removal on March 23, 2015.

(2) Ser Miang Chua was appointed the Company’s Chief Executive Officer and President on March 23, 2015.

(3) David Chong was appointed the Company’s Vice President, Secretary and Treasurer on March 23, 2015.

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

Compensation of Directors

The members of our board of directors re not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of August 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of October 15, 2015, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 6 Battery Road, # 10-01, Singapore 049909.

As of October 8, 2015, there were 11,020,000 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Eastwin Capital Pte Ltd	8,000,000		73%
Directors and named executive officers
Ser Miang Chua, Chief Executive Officer and President and Director	8,000,000	(1)	73%
David Chong, Vice President, Secretary and Treasurer	0		0%

(1)   Consists of 8,000,000 shares of our common stock held of record by Eastwin Capital Pte Ltd over which Ser Miang Chua has the sole voting and dispositive power.

The registrant does not currently have any compensation plan under which equity securities of the registrant are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 19, 2013, the Company issued 8,000,000 shares of its common stock at $0.001 per share to the President of the Company for total cash proceeds of $8,000.

Between April 16, 2013 and August 31, 2014 the Company’s previous director and principal shareholder loaned the Company $6,806 to pay for general and administrative expenses. The loan is non-interest bearing, due upon demand and unsecured. On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Artem Rusakov, to Eastwin. Upon the transfer of approximately 72.59% of the ownership of Romulus from Artem Rusakov to Eastwin, Artem Rusakov agreed to cancel any indebtedness owed by the Company to Artem, which amounted to $6,806 as of November 30, 2014. The former shareholder also agreed to cancel subsequent advance to the company for $1,406 after the change of control

During the year ended August 31, 2015, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors selected Anton & Chia as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending August 31, 2015. Anton & Chia has served as our independent accountant since 2013. The following table presents the aggregate fees billed for professional services rendered by Anton & Chia for the years ended August 31, 2014 and 2015.

	2014	2015
Audit fees	$10,929	$13,121
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

Our Board of Directors acts as and performs the functions of our audit committee, including the pre-approval of all audit and permissible non-audit services provided by our independent accountants. These services may include audit services, audit-related services, tax services and other services. Our Board of Directors generally pre-approves services for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Board of Directors may pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. This pre-approval policy for services provided by the independent accountants is not documented in writing, but we intend to adopt a written policy upon our establishment of a separately-designated Audit Committee and governing charter for such committee.

ITEM 15. EXHIBITS

The following documents are filed as part of or are included in this Annual Report:

1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and

2.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization between Natural Resources Corporation, Romulus Corp., Romulus Merger Sub, Inc., and Eastwin Capital Pte Ltd dated March 23, 2015 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 24, 2015)
3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on February 21, 2014)
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on February 21, 2014)
21.1†	Subsidiaries of Romulus Corp.
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
‡	Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Romulus Corp.

We have audited the accompanying balance sheets of Romulus Corp. (the "Company") as of August 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended August 31, 2015 and August 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended August 31, 2015 and August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Anton & Chia, LLP

Newport Beach, CA

November 24, 2015

ROMULUS CORP

 BALANCE SHEETS

	August 31, 2015	August 31, 2014

ASSETS

Current Assets
Cash	$-	$23,969
Total assets	$-	$23,969

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Loan from shareholder	$7,875	$6,806
Accounts payable	890	100
Total liabilities	$8,765	$6,906

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,020,000 issued and outstanding	11,020	11,020
Additional paid-in-capital	35,392	27,180
Accumulated Deficit	(55,177)	(21,137)
Total stockholders’ equity (deficit)	(8,765)	17,063

Total liabilities and stockholders’ equity (deficit)	$-	$23,969

The accompanying notes are an integral part of these financial statements.

ROMULUS CORP

STATEMENTS OF OPERATIONS

	For the year ended August 31, 2015	For the year ended August 31, 2014

Revenue	$-	$-

Expenses
General and administrative expenses	$34,040	$20,925
Loss from operations	$(34,040)	$(20,925)

Net loss	$(34,040)	$(20,925)

Loss per common share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic and Diluted	11,020,000	8,708,767

The accompanying notes are an integral part of these financial statements.

ROMULUS CORP
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of Common Shares	Amount	Additional Paid- In-Capital	Accumulated Deficit	Total

Balances as of August 31, 2013	8,000,000	$8,000	$-	$(212)	$7,788
Common shares issued for cash at $0.001	3,020,000	3,020	27,180		30,200
Net loss for the year	-	-	-	(20,925)	(20,925)
Balances as of August 31, 2014	11,020,000	11,020	27,180	(21,137)	17,063
Advance forgiven by former shareholder			8,212		8,212
Net loss for the year	-	-	-	(34,040)	(34,040)
Balances as of August 31, 2015	11,020,000	$11,020	$35,392	$(55,177)	$(8,765)

The accompanying notes are an integral part of these financial statements.

ROMULUS CORP
STATEMENT OF CASH FLOWS

	For the year ended August 31, 2015	For the year ended August 31, 2014
Operating Activities
Net loss	$(34,040)	$(20,925)
Increase in accounts payable	790	100
Net cash used in operating activities	(33,250)	(20,825)

Financing Activities
Proceeds from sale of common stock	-	30,200
Proceeds from loan from shareholder	9,281	6,500
Net cash used in financing activities	9,281	36,700

Net increase/(decrease) in cash	(23,969)	15,875

Cash at beginning of the year	23,969	8,094
Cash at end of the year	$-	$23,969

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

ROMULUS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. Since inception through August 31, 2015 the Company has not generated any revenue and has accumulated deficit of $55,177

On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Artem Rusakov, to Eastwin Capital Pte Ltd (“Eastwin”). A change in control of Romulus has occurred upon the transfer of approximately 72.59% of the ownership of Romulus from Artem Rusakov to Eastwin. As a result of this change in control, the existing director of Romulus has been replaced by its new directors, David Chong and Ser Miang Chua.

Also on March 23, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization pursuant to which its wholly-owned subsidiary, Romulus Merger Sub, Inc., a Delaware corporation incorporated on March 20, 2015, will merge with and into Natural Resources Corporation, a Delaware corporation (“NRC”), as a result of which, NRC will be the surviving corporation and a wholly-owned subsidiary of the Company. In the aggregate, holders of the shares of NRC’s common stock will receive approximately 124,000,000 common shares of the Company in exchange for all of the outstanding shares of NRC’s common stock. As a result of the Merger, NRC will be a wholly-owned subsidiary of the Company. As of the date of this report, the merger between Romulus Merger Sub, Inc. and NRC has not been consummated.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $55,177 as of August 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP”).  The Company has adopted an August 31 fiscal year end.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2015, the Company did not have cash equivalents.

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

NOTE 3 – COMMON STOCK

During the year ended August 31, 2014, the Company issued 3,020,000 shares of its common stock at $0.01 per share for total proceeds $30,200.

On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Artem Rusakov, to Eastwin. A change in control of Romulus has occurred upon the transfer of approximately 72.59% of the ownership of Romulus from Artem Rusakov to Eastwin. As a result of this change in control, the existing director of Romulus has been replaced by its new directors, David Chong and Ser Miang Chua.

As of August 31, 2015 and 2014, the Company had 11,020,000 shares issued and outstanding.

NOTE 4 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision (benefit) consists of the following:

	2015	2014

Federal
Current	$-	$-
Deferred	(18,760)	(7,187)
	-	-
State and local
Current
Deferred	-	-
	(18,760)	(7,187)
Change in valuation allowance	18,760	7,187
Income tax provision (benefit)	$-	$-

At August 31, 2015 and 2014, the Company had a net operating loss (“NOL’s”) carry forward in the amount of $55,177 and $21,137, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL’s will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended August 31, 2015 and 2014 is summarized below.

	2015	2014

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2015 and 2014, the total loan amount was $7,875 and $6,806, respectively, from the principal shareholder. The loan is non-interest bearing, due upon demand and unsecured. As a part of the Agreement for the Purchase of Common Stock (the “Agreement”) between Artem Rusakov and Eastwin Capital Pte Ltd., Mr. Rusakov, cancelled all indebtedness owed to him on the date of closing of the transaction, March 23, 2015. A total of $8,212 of debt to the former shareholder, Mr. Rusakov, was cancelled.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2015 through the date the financial statements were available to be issued and has determined that there are no items to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMULUS CORP
(Registrant)

Date: November 25, 2015	By:	/s/ Ser Miang Chua
Ser Miang Chua Chief Executive Officer and President (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ser Miang Chua his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ser Miang Chua	Chief Executive Officer, President and Director	November 25, 2015
Ser Miang Chua	(Principal Executive Officer)
/s/ David Chong	Vice President, Secretary, Treasurer and Director	November 25, 2015
David Chong	(Principal Financial and Accounting Officer)