Form 10-Q
period 2015-11-30
ROMULUS CORP.
filed 2016-01-27
CIK 1585149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-194070

ROMULUS CORP.

(Exact name of registrant as specified in its charter)

7993

(Primary Standard Industrial

Classification Code Number)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	80-0922058 (IRS Employer Identification No.)

ROMULUS CORP.

76 Playfair Road, #03-06 LHK2 Building

Singapore 367996

Tel. +65 6287 5955

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,020,000 as of January 12, 2015.

ROMULUS CORP.
CONDENSED BALANCE SHEETS

	November 30, 2015	August 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$0	$0
Total assets	$0	$0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from shareholder	$11,715	$7,875
Accounts payable	2,792	890
Total liabilities	14,507	8,765
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized;
11,020,000 issued and outstanding	11,020	11,020
Additional paid-in-capital	35,392	35,392
Accumulated Deficit	(60,919)	(55,177)
Total stockholders’ deficit	(14,507)	(8,765)
Total liabilities and stockholders’ deficit	$0	$0

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended

	November 30, 2015	November 30, 2014

Expenses
General and administrative expenses	$5,742	$17,329
Loss from operations	(5,742)	(17,329)
Net loss	$(5,742)	$(17,329)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	11,020,000	11,020,000

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended	For the three months ended
	November 30, 2015	November 30, 2014

Operating Activities
Net loss	$(5,742)	$(17,329)
Increase in accounts payable	$1,902	$0
Net cash used in operating activities	$(3,840)	$(17,329)

Financing Activities
Proceeds from loan from shareholder	$3,840	$0
Net cash provided by financing activities	$3,840	$0

Net decrease in cash	$0	$(17,329)

Cash at beginning of the period	$0	$23,969
Cash at end of the period	$0	$6,640

Supplemental cash flow information:
Interest paid	$0	$0

Income taxes paid	$0	$0

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

November 30, 2015

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. Since inception through November 30, 2015 the Company has not generated any revenue and has accumulated losses of $60,919.

On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Mr. Rusakov, to Eastwin Capital Pte Ltd (“Eastwin”).

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $60,919 as of November 30, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2015 and 2014, the Company did not have cash equivalents.

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

Use of Estimates

The preparation of condensed unaudited interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – COMMON STOCK

During the year ended August 31, 2014, the Company issued 3,020,000 shares of its common stock at $0.01 per share for total proceeds $30,200. As of November 30, 2015, the Company has 11,020,000 shares issued and outstanding. On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Mr Rusakov, to Eastwin

NOTE 3 – INCOME TAXES

As of November 30, 2015 the Company had net operating loss carry forwards of $60,919 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. Any such ownership change could significantly limit the Company’s ability to utilize its tax carry forward.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2015 total loan amount was $11,715 from its major shareholder, Eastwin. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – SUBSEQUENT EVENTS

On December 23, 2015, Eastwin sold 8,000,000 shares of the Company’s common stock to Perry Esculier, a director and shareholder of Natural Resource Corporation (“NRC”) and the Chief Executive Officer of M-Power Food Industries Pte Ltd., a subsidiary of “NRC.

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

On December 23, 2015, Eastwin sold 8,000,000 shares of the Company’s common stock to Perry Esculier, a director and shareholder of NRC and the Chief Executive Officer of M-Power Food Industries Pte Ltd., a subsidiary of NRC. In connection with the sale of the shares to Mr. Esculier, the directors of the Company, Ser Miang Chua and David Chong, were removed and replaced by Perry Esculier who was also appointed as the President, Secretary and Treasurer of the Company.

RESULTS OF OPERATION

We have not generated any revenue to date. We have incurred recurring losses to date. Our condensed unaudited interim financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED NOVEMBER 30, 2015 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2014

Our net loss for the three month period ended November 30, 2015 was $5,742 compared to a net loss of $17,329 during the three month period ended November 30, 2014. During the three month periods ended November 30, 2015 and 2014 we did not generate any revenue.

During the three month period ended November 30, 2015, we incurred general and administrative expenses of $5,742 compared to $17,329 incurred during the three month period ended November 30, 2014. General and administrative expenses incurred were lesser during the three month period ended November 30, 2015 and were generally related to financial and administrative contracted services, such as legal and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED NOVEMBER 30, 2015

As of November 30, 2015, our current assets were $0 compared to $0 in current assets as of August 31, 2015. As of November 30, 2015, our current liabilities were $14,507 which were comprised of advances from our director of $11,715 and accounts payable of $2,792. As of August 31, 2015, our current liabilities were $8,765 which were comprised of advances from a Director of $7,875 and accounts payable of $890.

Stockholders’ deficit was $14,507 as of November 30, 2015 compared to stockholder’s deficit of $8,765 as of August 31, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2015, net cash flows used in operating activities was $3,840 consisting of a net loss of $5,742 and an increase in accounts payable of $1,902. For the three month period ended November 30, 2014, net cash flows used in operating activities was $17,329 consisting of a net loss of $17,329.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month period ended November 30, 2015 net cash provided by financing activities was $3,840, received from proceeds by way of loan from our previous director. For the three month period ended November 30, 2014, we did not generate any cash flows from financing activities.

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

MATERIAL COMMITMENTS

As of November 30, 2015, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

As of November 30, 2015, we do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our August 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $60,919 as of November 30, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 †	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

†	Filed herewith.

‡	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROMULUS CORP.

Dated: January 27, 2016	By: /s/ Perry Esculier
Perry Esculier
President, Secretary and Treasurer (Principal Executive Officer and Principal Financial Officer)

