Form 10-Q
period 2016-02-29
ROMULUS CORP.
filed 2016-05-09
CIK 1585149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,020,000 as of April 19, 2016.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ROMULUS CORP.
CONDENSED BALANCE SHEETS

	February 29, 2016 (Unaudited)	August 31, 2015 (Audited)

ASSETS
Current Assets
Cash	$0	$0
Total assets	$0	$0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Loan from shareholder	$14,215	$7,875
Accounts payable	3,719	890
Total liabilities	17,934	8,765
Stockholders’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 11,020,000 issued and outstanding	11,020	11,020
Additional paid-in-capital	35,392	35,392
Accumulated Deficit	(64,346)	(55,177)
Total stockholders’ deficit	(17,934)	(8,765)
Total liabilities and stockholders’ deficit	$0	$0

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended February 29, 2016 (unaudited)	For the three months ended February 28, 2015 (unaudited)	For the six months ended February 29, 2016 (unaudited)	For the six months ended February 28, 2015 (unaudited)
Expenses
General and administrative expenses	$3,427	$8,046	$9,169	$25,375
Loss from operations	(3,427)	(8,046)	(9,169)	(25,375)
Net loss	$(3,427)	$(8,046)	$(9,169)	$(25,375)
Loss per common share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	11,020,000	11,020,000	11,020,000	11,020,000

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended February 29, 2016	For the six months ended February 28, 2015

Net loss	$9,169	$25,375
Increase in accounts payable	$2,829	$0
Net cash used in operating activities	$(6,340)	$(25,375)

Proceeds from loan from shareholder	$6,340	$2,646
Net cash provided by financing activities	$6,340	$2,646
Net decrease in cash	$0	22,729

Cash at beginning of the period	$0	$23,969
Cash at end of the period	$0	$1,240

Supplemental cash flow information:
Interest paid	$0	$0

Income taxes paid	$0	$0

The accompanying notes are an integral part of these condensed unaudited interim financial statements.

ROMULUS CORP.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

February 29, 2016

NOTE 1 - BASIS OF PRESENTATION

Organization and Description of Business

ROMULUS CORP. (the “Company”) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. Since inception through February 29, 2016 the Company has not generated any revenue and has accumulated losses of $64,346.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $64,346 as of February 29, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of February 29, 2016 and February 28, 2015, the Company did not have cash equivalents.

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

NOTE 2 – COMMON STOCK

During the year ended August 31, 2014, the Company issued 3,020,000 shares of its common stock at $0.01 per share for total proceeds $30,200. As of November 30, 2015, the Company has 11,020,000 shares issued and outstanding. On March 23, 2015, Artem Rusakov sold 8,000,000 shares of the Company’s common stock, representing all of the shares of the Company’s common stock owned by Mr Rusakov, to Eastwin. On December 23, 2015, Eastwin sold 8,000,000 shares of the Company’s common stock to Perry Esculier, a director and shareholder of NRC and the Chief Executive Officer of M-Power Food Industries Pte Ltd., a subsidiary of NRC.

NOTE 3 – INCOME TAXES

As of February 29, 2016 the Company had net operating loss carry forwards of $64,346 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an “ownership change,” as defined by the Internal Revenue Code. Any such ownership change could significantly limit the Company’s ability to utilize its tax carry forward.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of February 29, 2016 total loan amount was $14,215 from its previous major shareholder, Eastwin. The loan is non-interest bearing, due upon demand and unsecured.

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

On December 23, 2015, Eastwin sold 8,000,000 shares of the Company’s common stock to Perry Esculier, a director and shareholder of NRC and the Chief Executive Officer of M-Power Food Industries Pte Ltd., a subsidiary of NRC. In connection with the sale of the shares to Mr. Esculier, the directors of the Company, Ser Miang Chua and David Chong, were removed and replaced by Perry Esculier, as the sole director, who was also appointed as the President, Secretary and Treasurer of the Company.

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

THREE MONTH PERIOD ENDED FEBRUARY 29, 2016 COMPARED TO THE THREE MONTH PERIOD ENDED FEBRUARY 28, 2015

Our net loss for the three month period ended February 29, 2016 was $3,427 compared to a net loss of $8,046 during the three month period ended February 28, 2015. During the three month periods ended February 29, 2016 and February 28, 2015 we did not generate any revenue.

During the three month period ended February 29, 2016, we incurred general and administrative expenses of $3,427 compared to $8,046 incurred during the three month period ended February 28, 2015. General and administrative expenses were generally related to financial and administrative contracted services, such as legal and accounting expenses.

SIX MONTH PERIOD ENDED FEBRUARY 29, 2016 COMPARED TO THE SIX MONTH PERIOD ENDED FEBRUARY 28, 2015

Our net loss for the six month period ended February 29, 2016 was $9,169 compared to a net loss of $25,375 during the six month period ended February 28, 2015. During the six month periods ended February 29, 2016 and February 28, 2015 we did not generate any revenue.

During the six month period ended February 29, 2016, we incurred general and administrative expenses of $9,169 compared to $25,375 incurred during the six month period ended February 28, 2015. General and administrative expenses were generally related to financial and administrative contracted services, such as legal and accounting expenses.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH AND THREE MONTH PERIOD ENDED FEBRUARY 29, 2016

As of February 29, 2016, our current assets were $0 compared to $0 in current assets as of August 31, 2015. As of February 29, 2016, our current liabilities were $17,934 which comprised of advances from Eastwin of $14,215 and accounts payable of $3,719. As of August 31, 2015, our current liabilities were $8,765, which comprised of advances from Eastwin of $7,875 and accounts payable of $890. As of November 30, 2015, our current liabilities were $14,507, which comprised of advances from Eastwin of $11,715 and accounts payable of $2,792.

Stockholders’ deficit was $17,934 as of February 29, 2016 compared to stockholder’s deficit of $8,765 as of August 31, 2015 and $14,507 as of November 30, 2015.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended February 29, 2016, net cash flows used in operating activities was $6,340 consisting of a net loss of $9,169 and an increase in accounts payable of $2,829. For the six month period ended February 28, 2015, net cash flows used in operating activities was $25,375 consisting of a net loss of $25,375.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month period ended February 29, 2016, net cash provided by financing activities was $6,340, received from proceeds by way of loan from Eastwin. For the six month period ended February 28, 2015, net cash provided by financing activities was $2,646, received from proceeds by way of loan from our previous director.

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

MATERIAL COMMITMENTS

As of February 29, 2016, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

As of February 29, 2016, we do not intend to purchase any significant equipment during the next twelve months.

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $64,346 as of February 29, 2016 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective  as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROMULUS CORP.

Dated: May 9, 2016	By:	/s/ Perry Esculier
Perry Esculier
President, Secretary and Treasurer
(Principal Executive Officer and Principal Financial Officer)

