Form 10-Q
period 2021-02-28
ROMULUS CORP.
filed 2021-06-03
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

ii

Item 1. Financial Statements.

Romulus Corp.

BALANCE SHEETS

(Unaudited)

	February,	August 31,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$3,719	$5,719
Loan form shareholder	14,215
Notes payable related parties	12,795	-
Total liabilities	30,729	5,719

Commitments and Contingencies	-	-

Stockholders' Equity
Common stock, Par Value $0.001, 75,000,000 shares authorized 11,020,000 issued and outstanding as of February 28, 2021, and August 31, 2020 respectively	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(77,141)	(66,346)
Total Stockholders' (Deficit)	(30,729)	(19,934)
Total Liabilities and Stockholders' (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Romulus Corp.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	10,795	-	10,795	-
Total operating expenses	10,795	-	10,795	-
(Loss) from operations	(10,795)	-	(10,795)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(10,795)	-	(10,795)	-
Provision for income taxes	-	-	-	-
Net (Loss)	$(10,795)	$-	$(10,795)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	11,020,000	11,020,000	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

ROMULUS CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2019	11,020,000	$11,020	$49,607	$(60,627)	$-

Net loss		-	-	-	-

Balance, November 30, 2019	11,020,000	$11,020	$49,607	$(60,627)	$-

Net loss		-	-	-	-

Balance, February 29, 2020	11,020,000	$11,020	$49,607	$(60,627)	$-

	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2020	11,020,000	$11,020	$35,392	$(66,346)	$(19,934)

Net loss		-	-	-	-

Balance, November 30, 2020	11,020,000	$11,020	$35,392	$(66,346)	$(19,934)

Net loss		-	-	(10,795)	(10,795)

Balance, February 28, 2021	11,020,000	$11,020	$35,392	$(77,141)	$(30,729)

The accompanying notes are an integral part of the financial statements.

Romulus Corp.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(10,795)	$-
Changes in operating assets and liabilities
Accounts payable	(2,000)
Net cash provided by (used for) operating activities	(12,795)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related parties	12,795
Net cash provided by (used for) financing activities	12,795	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of August 31, 2020, the Company had no cash and an accumulated deficit of $77,141.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of February 28, 2021, and August 31, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of February 28, 2021 and August 31, 2020, respectively, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2020 from its Court appointed custodian, Custodian Ventures, LLC. As of February 28, 2021, custodian Ventures had lent $12,975 to the Company in the form of an interest-free demand loan. As of February 28, 2021 there was a loan from a shareholder amounting to $14,215 that dates back to 2015 and 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of February 28, 2021 and August 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of February 28, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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