Form 10-Q
period 2021-05-31
Dengfeng Group Ltd
filed 2023-05-31
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number 333-194070

Dengfeng Group Limited

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2023 was 11,020,000 shares.

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Dengfeng Group Limited, a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	May 31, 2021	August 31, 2020
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$5,719
Loan form shareholder	20,774	14,251
Notes payable related parties	12,795	-
Total liabilities	37,287	19,934

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 75,000,000 shares authorized 11,020,000 issued and outstanding as of May 31, 2021, and August 31, 2020 respectively	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(83,699)	(66,346)
Total Stockholders’ (Deficit)	(37,287)	(19,934)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2021	Three Months Ended May 31, 2020	Nine Months Ended May 31, 2021	Nine Months Ended May 31, 2020

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	6,559	-	17,353	-
Total operating expenses	6,559	-	17,353	-
(Loss) from operations	(6,559)	-	(17,353)	-
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	$(6,559)	-	$(17,353)	$-
Provision for income taxes	-	-	-	-
Net (Loss)	$(6,559)	$-	$(17,353)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of shares outstanding	11,020,000	11,020,000	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2020	11,020,000	$11,020	$35,392	$(66,346)	$(19,934)

Net loss				(10,795)	(10,795)

Balance, February 28, 2021	11,020,000	$11,020	$35,392	$(77,141)	$(30,729)

Net loss				(6,559)	(6,559)

Balance, May 31, 2021	11,020,000	$11,020	$35,392	$(83,699)	$(37,287)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
Cash Flows From Operating Activities:
Net loss	$(6,559)	-	$(17,353)	$-
Changes in operating assets and liabilities
Accounts payable	-	-	(2,000)
Net cash provided by (used for) operating activities	(6,559)	-	(19,353)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-	-

Cash Flows From Financing Activities:
Notes payable related parties	6,559	-	19,353
Net cash provided by (used for) financing activities	6,559	-	19,353	-

Net Increase (Decrease) In Cash	-	-	-	-
Cash At The Beginning Of The Period	-	-	-	-
Cash At The End Of The Period	-	-	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Dengfeng Group Limited (previously known as Romulus Corp.) (“the Company”, “we” “us’) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. The Company has not generated any revenue since inception.

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

On June 28, 2021, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share of the Company, were transferred from Custodian Ventures, LLC to Chan Yit Wei, Teh Boo Yim, Falcon Venture Capital Limited, Chan Kim Thiam, and Dengfeng Management Limited (collectively, the “Purchasers”). As a result, the Purchasers became approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

On June 28, 2021, David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors. At the effective date of the transfer, Chan Yit Wei consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On September 24, 2021, Romulus Corp. (the “Company”), amended its articles of incorporation change its name to Dengfeng Group Limited.

On September 24, 2021, the Company amended its articles of incorporation to reverse split its common stock at a rate of 1 for 100.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of May 31, 2021, and August 31, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $ 0.001 par value, common stock. As of May 31, 2021 and August 31, 2020, respectively, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2020 from its controlling shareholders. As of May 31, 2021, controlling shareholders had lent $12,975 to the Company in the form of an interest-free demand loan. As of May 31, 2021 there was a loan from shareholder amounting to $20,774.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of May 31, 2021 and August 31, 2020.

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

On June 28, 2021 the Company entered into a Stock Purchase Agreement with the Purchasers. Pursuant to the Agreement, the Company agreed to sell to the Purchasers 10,000,000 shares of Series A Preferred Stock, par value $0.001 per share of Romulus Corp, for aggregate proceeds equal to $260,000.

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

Management intends to explore and identify business opportunities within the Asia including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting and familiar with Asia Pacific markets, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of May 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description
31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL INSTANCE

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dengfeng Group Limited

Dated: May 31, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

