Form 10-K
period 2021-08-31
Dengfeng Group Ltd
filed 2023-05-31
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,440,000 based on a closing price of $2.00 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of May 31, 2023, the Registrant had 11,020,000 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Dengfeng Group Limited unless otherwise indicated.

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

Description of Business

Dengfeng Group Limited (“the Company”, “we” “us’) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. The Company has not generated any revenue since inception.

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

On September 24, 2021, Romulus Corp., amended its articles of incorporation change its name to Dengfeng Group Limited.

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

Because we are dependent upon Chan Yit Wei, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a sole director and officer, Chan Yit Wei, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position. Further, because Mr. Chan serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

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

Our Chief Executive Officer, Mr. Chan, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Chan is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

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

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Chan, our Chief Executive Officer and sole director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

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

While our Chief Executive Officer has prior experience in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavo

We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “DFGC” Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our August 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Dengfeng Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dengfeng Group Limited as of August 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022

Dengfeng Group Limited

BALANCE SHEETS

	August 31,
	2021	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$5,719
Loan from shareholder	26,031	14,215
Notes payable related parties	12,795	-
Total liabilities	42,545	19,934

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock, Par Value $0.001, 75,000,000 shares authorized 11,020,000 issued and outstanding as of August 31, 2020 and 2021	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(88,957)	(66,346)
Total Stockholders’ (Deficit)	(42,545)	(19,934)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2021	2020

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	22,611	2,000
Total operating expenses	22,611	2,000
(Loss) from operations	(22,611)	(2,000)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(22,611)	(2,000)
Provision for income taxes		-
Net (Loss)	$(22,611)	$(2,000)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2019	11,020,000	$11,020	$35,392	$(64,346)	(17,934)

Net loss				(2,000)	(2,000)

Balance, August 31, 2020	11,020,000	$11,020	$35,392	$(66,346)	$(19,934)

Net loss				(22,611)	(22,611)

Balance, August 31, 2021	11,020,000	$11,020	$35,392	$(88,957)	$(42,545)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(22,611)	$(2,000)
Changes in operating assets and liabilities
Accounts payable	-	2,000
Net cash provided by (used for) operating activities	(22,611)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Net cash provided by (used for) financing activities	22,611	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Dengfeng Group Limited.(“the Company”, “we” “us’) was incorporated under the laws of the State of Nevada on April 16, 2013. The Company was originally formed to commence operations in the business of placing and operating coin operated machines. The Company has not generated any revenue since inception.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of August 31, 2021, the Company had no cash and an accumulated deficit of $88,957.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Recently the Company being funded by Chan Yit Wei who extended interest-free demand loans to the Company. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents on August 31, 2021.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of August 31, 2021, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2021 from its Court appointed custodian, Custodian Ventures, LLC. As of August 31, 2021 there was a loan from a shareholder that dates back to 2015 and 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of August 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Name	Age	Positions
Chan Yit Wei	41	Director, Chief Executive Officer, Treasurer, and Secretary

Chan Yit Wei, 39, is the CEO of the Company. Mr Chan was previously recruited to work in International Dental Medical Management Limited as Chief Operating Officer. He then, ventured into three new startup companies, Mina International Limited, Wei Yi Consultancy Limited and Superior Wellness International Limited, focusing in global trading, technology consultancy and wellness tourism respectively. His understanding of various departmental structure across these health and wellness industries over a decade allowed him to perform multiple roles and duties in the organization he served. He is familiar with Asia Pacific markets and cross border operations and culture. He graduated from the University Utara Malaysia with a Bachelor of Technology Management (Honours). He is an esteemed member of the International Association of Cell Therapy (Europe) and International Association of Stem Cell Therapy (USA). Mr. Chan has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended August 31, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of August 31, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock

Chan Yit Wei Flat 08, 17/F, Tower 6B, 6 Ying Hong Street Century Link, Tung Chung, Lantau Island Hong Kong	Preferred Stock	1,200,000	12	%(a)

Teh Boo Yim	Preferred Stock	1,000,000	10	%(a)

Falcon Venture Capital Limited	Preferred Stock	1,000,000	10	%(a)

Chan Kim Thiam	Preferred Stock	1,000,000	10	%(a)

Dengfeng Management Limited	Preferred Stock	5,800,000	58	%(a)

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)		7,000,000	70	%(b)

(a)	The preferred stock which 10 to 1 conversion rights for each preferred share held. The ownership percentage is calculated as if the preferred stock was converted to common stock

(b)	The beneficial owner of Dengfeng Management Limited is Mr. Chan Yit Wei.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

August 31, 2021
Audit fees	$-
Total fees paid or accrued to our principal accountant	$-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (furnished herewith)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dengfeng Group Limited

Dated: May 31, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei Chief Executive Officer (Principal Executive Officer)

