Form 10-Q
period 2021-11-30
Dengfeng Group Ltd
filed 2023-05-31
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

ii

Item 1. Financial Statements.

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2021	2021

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	32,002	26,031
Notes payable related parties	12,795	12,795
Total liabilities	48,516	42,545

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized 11,020,000 issued and outstanding as of November 30, 2021, and August 31, 2021 respectively	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(94,928)	(88,957)
Total Stockholders’ (Deficit)	(48,516)	(42,545)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2021	2020

Revenue	$-	$-

Operating Expenses:
Administrative expenses	5,971	-
Total operating expenses	5,971	-
(Loss) from operations	(5,971)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	$(5,971)	-
Provision for income taxes	-	-
Net (Loss)	$(5,971)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

3

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2021	11,020,000	$11,020	$35,392	$(88,957)	$(42,545)

Net loss				(5,971)	(5,971)

Balance, November 30, 2021	11,020,000	$11,020	$35,392	$(94,928)	$(48,516)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(5,971)	-
Changes in operating assets and liabilities
Accounts payable	-	(2,000)
Net cash provided by (used for) operating activities	(5,971)	(2,000)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable related parties	5,971	2,000
Net cash provided by (used for) financing activities	5,971	2,000

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on August 31, 2021, as presented in the Company’s Annual Report on Form 10-K.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of November 30, 2021, and August 31, 2021, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $ 0.001 par value, common stock. As of November 30, 2021 and August 31, 2021, respectively, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2021 from its controlling shareholders. As of November 30, 2021, controlling shareholders had lent $12,795 to the Company in the form of an interest-free demand loan. As of November 30, 2021 there was a loan from shareholder amounting to $32,002.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of November 30, 2021 and August 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended August 31, 2021 filed May 31, 2023 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2021 Form 10-K.

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

