Form 10-Q
period 2022-02-28
Dengfeng Group Ltd
filed 2023-05-31
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

ii

Item 1. Financial Statements.

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	February 28, 2022	August 31, 2021

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	32,002	26,031
Notes payable related parties	12,795	12,795
Total liabilities	48,516	42,545

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized 11,020,000 issued and outstanding as of February 28, 2022, and August 31, 2021 respectively	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(94,928)	(88,957)
Total Stockholders’ (Deficit)	(48,516)	(42,545)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28, 2022	Three Months Ended February 28, 2021	Six Months Ended February 28, 2022	Six Months Ended February 28, 2021

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	-	10,795	5,971	10,795
Total operating expenses	-	10,795	5,971	10,795
(Loss) from operations	-	(10,795)	(5,971)	(10,795)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	$-	(10,795)	$(5,971)	$(10,795)
Provision for income taxes	-	-	-	-
Net (Loss)	$-	$(10,795)	$(5,971)	$(10,795)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,020,000	11,020,000	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2021	11,020,000	$11,020	$35,392	$(88,957)	$(42,545)

Net loss				(5,971)	(5,971)

Balance, November 30, 2021	11,020,000	$11,020	$35,392	$(94,928)	$(48,516)

Net loss				-	-

Balance, February 28, 2022	11,020,000	$11,020	$35,392	$(94,928)	$(48,516)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
Cash Flows From Operating Activities:
Net loss	$-	(10,795)	$(5,971)	(10,795)
Changes in operating assets and liabilities
Accounts payable	-	(2,000)	-	(2,000)
Net cash provided by (used for) operating activities	-	(12,795)	(5,971)	(12,795)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-	-

Cash Flows From Financing Activities:
Notes payable related parties	-	12,795	5,971	12,795
Net cash provided by (used for) financing activities	-	12,795	5,971	12,795

Net Increase (Decrease) In Cash	-	-	-	-
Cash At The Beginning Of The Period	-	-	-	-
Cash At The End Of The Period	-	-	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of February 28, 2022, and August 31, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $ 0.001 par value, common stock. As of February 28, 2022 and August 31, 2020, respectively, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2021 from its controlling shareholders. As of February 28,2022, controlling shareholders had lent $12,975 to the Company in the form of an interest-free demand loan. As of February 28, 2022 there was a loan from shareholder amounting to $20,774.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of February 28, 2022 and August 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of February 28, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Dengfeng Group Ltd

Dated: May 31, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

