Form 10-Q
period 2022-05-31
Dengfeng Group Ltd
filed 2023-05-31
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

ii

Item 1. Financial Statements.

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	May 31, 2022	August 31, 2021

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	32,602	26,031
Notes payable related parties	12,795	12,795
Total liabilities	49,116	42,545

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized 11,020,000 issued and outstanding as of May 31, 2022, and August 31, 2021 respectively	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(95,528)	(88,957)
Total Stockholders’ (Deficit)	(49,116)	(42,545)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2022	Three Months Ended May 31, 2021	Nine Months Ended May 31, 2022	Nine Months Ended May 31, 2021

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	600	6,559	6,571	17,353
Total operating expenses	600	6,559	6,571	17,353
(Loss) from operations	(600)	(6,559)	(6,571)	(17,353)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	$(600)	(6,559)	$(6,571)	$(17,353)
Provision for income taxes	-	-	-	-
Net (Loss)	$(600)	$(6,559)	$(6,571)	$(17,353)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,020,000	11,020,000	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2021	11,020,000	$11,020	$35,392	$(88,957)	$(42,545)

Net loss				(5,971)	(5,971)

Balance, November 30, 2021	11,020,000	$11,020	$35,392	$(94,928)	$(48,516)

Net loss				-	-

Balance, February 28, 2022	11,020,000	$11,020	$35,392	$(94,928)	$(48,516)

Net loss				(600)	(600)

Balance, May 31, 2022	11,020,000	$11,020	$35,392	$(95,528)	$(49,116)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Cash Flows From Operating Activities:
Net loss	$(600)	(6,559)	$(6,571)	(17,353)
Changes in operating assets and liabilities
Accounts payable	-	-	-	(2,000)
Net cash provided by (used for) operating activities	(600)	(6,559)	(6,571)	(19,353)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-	-

Cash Flows From Financing Activities:
Notes payable related parties	600	6,559	6,571	19,353
Net cash provided by (used for) financing activities	600	6,559	6,571	19,353

Net Increase (Decrease) In Cash	-	-	-	-
Cash At The Beginning Of The Period	-	-	-	-
Cash At The End Of The Period	-	-	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of May 31, 2022, and August 31, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $ 0.001 par value, common stock. As of May 31, 2022 and August 31, 2020, respectively, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2021 from its controlling shareholders. As of May 31, controlling shareholders had lent $12,795 to the Company in the form of an interest-free demand loan. As of May 31, 2022 there was a loan from shareholder amounting to $32,602.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of May 31, 2022 and August 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of May 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

