Form 10-K
period 2022-08-31
Dengfeng Group Ltd
filed 2023-05-31
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our August 31, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Dengfeng Group Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Dengfeng Group Limited as of August 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022

Dengfeng Group Limited

BALANCE SHEETS

	August 31,
	2022	2021

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan from shareholder	32,602	26,031
Notes payable related parties	12,795	12,795
Total liabilities	49,116	42,545

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock, Par Value $0.001, 500,000,000 shares authorized 11,020,000 issued and outstanding as of August 31, 2022 and 2021	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(95,528)	(88,957)
Total Stockholders’ (Deficit)	(49,116)	(42,545)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2022	2021

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	6,571	22,611
Total operating expenses	6,571	22,611
(Loss) from operations	(6,571)	(22,611)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(6,571)	(22,611)
Provision for income taxes
Net (Loss)	$(6,571)	$(22,611)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2019	11,020,000	$11,020	$35,392	$(64,346)	(17,934)

Net loss				(2,000)	(2,000)

Balance, August 31, 2020	11,020,000	$11,020	$35,392	$(66,346)	$(19,934)

Net loss				(22,611)	(22,611)

Balance, August 31, 2021	11,020,000	$11,020	$35,392	$(88,957)	$(42,545)

Net loss				(6,571)	(6,571)

Balance, August 31, 2022	11,020,000	$11,020	$35,392	$(94,928)	$(49,116)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(6,571)	$(22,611)
Changes in operating assets and liabilities
Accounts payable	-	-
Net cash provided by (used for) operating activities	(6,571)	(22,611)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Net cash provided by (used for) financing activities	6,571	22,611

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIALS STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2022

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of August 31, 2022, the Company had no cash and an accumulated deficit of $(95,528).

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents on August 31, 2022.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $0.001 par value, common stock. As of August 31, 2022, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2022 from its Court appointed custodian, Custodian Ventures, LLC. As of August 31, 2022 there was a loan from a shareholder that dates back to 2015 and 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of August 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

10

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended August 31, 2022 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of August 31, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

11

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

August 31, 2021
Audit fees	$5,000
Total fees paid or accrued to our principal accountant	$5,000

12

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document (furnished herewith)*

101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith)*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dengfeng Group Limited

Dated: May 31, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei Chief Executive Officer (Principal Executive Officer)

14