Form 10-Q
period 2023-02-28
Dengfeng Group Ltd
filed 2023-05-31
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_______

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

ii

Item 1. Financial Statements.

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	February 28,2023	August 31,2022

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	32,602	32,602
Notes payable related parties	12,795	12,795
Total liabilities	49,116	49,116

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized 11,020,000 issued and outstanding as of February 28, 2023, and August 31, 2022 respectively	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(95,528)	(95,528)
Total Stockholders’ (Deficit)	(49,116)	(49,116)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28, 2023	Three Months Ended February 28, 2022	Six Months Ended February 28, 2023	Six Months Ended February 28, 2022

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	-	-	-	5,971
Total operating expenses	-	-	-	5,971
(Loss) from operations	-	-	-	(5,971)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	$-	$-	$-	$(5,971)
Provision for income taxes	-	-	-	-
Net (Loss)	$-	$-	$-	$(5,971)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,020,000	11,020,000	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	11,020,000	$11,020	$35,392	$(95,528)	$(49,116)

Net loss				-	-

Balance, November 30, 2022	11,020,000	$11,020	$35,392	$(95,528)	$(49,116)

Net loss				-	-

Balance, February 28, 2023	11,020,000	$11,020	$35,392	$(95,528)	$(49,116)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2023	2022	2023	2022
Cash Flows From Operating Activities:
Net loss	$-	-	$-	(5,971)
Changes in operating assets and liabilities
Accounts payable	-	-	-	-
Net cash provided by (used for) operating activities	-	-	-	(5,971)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-	-

Cash Flows From Financing Activities:
Notes payable related parties	-	-	-	5,971
Net cash provided by (used for) financing activities	-	-	-	5,971

Net Increase (Decrease) In Cash	-	-	-	-
Cash At The Beginning Of The Period	-	-	-	-
Cash At The End Of The Period	-	-	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto on August 31, 2022, as presented in the Company’s Annual Report on Form 10-K.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of February 28, 2023, and August 31, 2022, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $ 0.001 par value, common stock. As of February 28, 2023 and August 31, 2022, respectively, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2022 from its controlling shareholders. As of February 28,2022, controlling shareholders had lent $12,975 to the Company in the form of an interest-free demand loan. As of February 28, 2023 there was a loan from shareholder amounting to $32,602.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of February 28, 2023 and August 31, 2022.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended August 31, 2022 filed May 31, 2023 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	Inline XBRL INSTANCE

101.SCH*	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

