Form 10-Q
period 2023-05-31
Dengfeng Group Ltd
filed 2023-06-16
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of June 16, 2023 was 11,020,000 shares.

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

ii

Item 1. Financial Statements.

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	May 31, 2023	August 31, 2022

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	60,102	32,602
Notes payable related parties	12,795	12,795
Total liabilities	76,616	49,116

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized 11,020,000 issued and outstanding as of May 31, 2023, and August 31, 2022 respectively	11,020	11,020
Additional paid in capital	35,392	35,392
Accumulated deficit	(123,028)	(95,528)
Total Stockholders’ (Deficit)	(76,616)	(49,116)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2023	Three Months Ended May 31, 2022	Nine Months Ended May 31, 2023	Nine Months Ended May 31, 2022

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	27,500	600	27,500	6,571
Total operating expenses	27,500	600	27,500	6,571
(Loss) from operations	(27,500)	(600)	(27,500)	(6,571)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	$(27,500)	(600)	$(27,500)	$(6,571)
Provision for income taxes	-	-	-	-
Net (Loss)	$(27,500)	$(600)	$(27,500)	$(6,571)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	11,020,000	11,020,000	11,020,000	11,020,000

The accompanying notes are an integral part of these financial statements.

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, August 31, 2022	11,020,000	$11,020	$35,392	$(95,528)	$(49,116)

Net loss				-	-

Balance, November 30, 2022	11,020,000	$11,020	$35,392	$(95,528)	$(49,116)

Net loss				-	-

Balance, February 28, 2023	11,020,000	$11,020	$35,392	$(95,528)	$(49,116)

Net loss				(27,500)	(27,500)

Balance, May 31, 2023	11,020,000	$11,020	$35,392	$(123,028)	$(76,616)

The accompanying notes are an integral part of the financial statements.

Dengfeng Group Limited

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2023	2022	2023	2022
Cash Flows From Operating Activities:
Net loss	$(27,500)	(600)	$(27,500)	(6,571)
Changes in operating assets and liabilities
Accounts payable	-	-	-	-
Net cash provided by (used for) operating activities	(27,500)	(600)	(27,500)	(6,571)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-	-	-

Cash Flows From Financing Activities:
Notes payable related parties	27,500	600	27,500	6,571
Net cash provided by (used for) financing activities	27,500	600	27,500	6,571

Net Increase (Decrease) In Cash	-	-	-	-
Cash At The Beginning Of The Period	-	-	-	-
Cash At The End Of The Period	-	-	-	-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for taxes	$-	$-	$-	$-

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 500,000,000 shares of $ 0.001 par value, common stock. As of May 31, 2023 and August 31, 2022, respectively, there were 11,020,000 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come subsequent to August 31, 2022 from its controlling shareholders. As of May 31, 2023 controlling shareholders had lent $12,795 to the Company in the form of an interest-free demand loan. As of May 31, 2023 there was a loan from shareholder amounting to $60,102.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of May 31, 2023 and August 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of May 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Dengfeng Group Limited

Dated: June 16, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

