Form 10-Q/A
period 2021-05-31
Dengfeng Group Ltd
filed 2023-12-13
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

80-0922058

(IRS Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

646- 768 -8417

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

Yes ☒ No ☐

The common stocks of the Registrant is not traded therefore there is no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of August 31, 2021, the last business day of the registrant’s most recently completed fiscal year, as of such date. Solely for the purposes of this disclosure, there are 1,200,000 shares of Preferred Stock with a par value of $0.0001 held by, Mr. Chan Yit Wei, who is an executive officer, director, and beneficial holder of 10% or more of the outstanding common stock of the registrant as of such date and is deemed to be an affiliate.

As of October 15, 2023, the Registrant had 110,200 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Dengfeng Group Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on 31 May, 2023.

This Amendment No. 1 provides comprehensive text relating to the rectification and restatement of our previously disclosed financial statements and associated disclosures. This arises due to the identification of the omission of the designation of the Series A Preferred Stock. Additional specifics of these matters are enumerated below.

1.	Series A Preferred Stock:

●	The Form 10-Q for the quarter concluding on February 28, 2021, indicates under Note 6 – subsequent events, on April 19, 2021, the Company’s designation of 10,000,000 shares of a new class of Series A Preferred Stock with a par value of $0.0001, awarded to Custodian Ventures against a $4,450 judgment and as reimbursement for services rendered and monies loaned to the Company.
●	Each share of Series A Preferred Stock is convertible into 10 (ten) shares of common stock.
●	The Original 10-Q has failed to include such Preferred Stock in the financial statements and relevant notes.
●	The Company accounted this recognition of preferred stock as equity transaction and accordingly the fair value of preferred stock (assumes full conversion) of preferred stock adjusted against additional paid in capital account.
●	Consequently, in the Form 8-K dated June 30, 2021, under Item 5.01 Changes in Control of Registrant, it’s delineated that through private transactions conducted on June 28, 2021, the 10,000,000 shares of Preferred Stock were transferred from Custodian Ventures, LLC to specified Purchasers for a consideration of $260,000, sourced from the Purchasers’ personal funds.

Except as described above, no other amendments are being made to the Original 10-Q. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

2

PART I

Item 1. FINANCIAL STATEMENTS

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	May 31, 2021 (restated)	August 31, 2020
ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$5,719
Loan form shareholder	20,774	14,215
Notes payable related parties	12,795	-
Total liabilities	37,288	19,934

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 75,000,000 shares authorized 11,020,000 issued and outstanding as of May 31, 2021, and August 31, 2020 respectively	11,020	11,020
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of May 31, 2021. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	10,000	-
Additional paid in capital	25,392	35,392
Accumulated deficit	(83,700)	(66,346)
Total Stockholders’ (Deficit)	(37,288)	(19,934)
Total Liabilities and Stockholders’ (Equity)	$-	$-

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

4

Dengfeng Group Limited

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value (restated)	Shares (restated)	Value (restated)	Capital (restated)	Deficit (restated)	Equity (restated)
Balance, August 31, 2020	11,020,000	$11,020	-	-	$35,392	$(66,346)	$(19,934)

Net loss	-	-	-	-	-	(10,795)	(10,795)

Balance, February 28, 2021	11,020,000	$11,020	-	-	$35,392	$(77,141)	$(30,729)

Series A Preferred Stock, designation on April 19, 2021	-	-	10,000,000	10,000	(10,000)	-	-
Net loss	-	-	-	-	-	(6,559)	(6,559)

Balance, August 31, 2021	11,020,000	$11,020	10,000,000	10,000	$25,392	$(83,700)	$(37,288)

The accompanying notes are an integral part of the financial statements.

5

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

6

NOTE 1 – Restatement

On November 5, 2023, the Company determined that the Company’s consolidated financial statements for the three months ended May 31, 2021 should no longer be relied upon since there were Preferred Stock that were not recorded.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the three months ended following:

Balance Sheets

	As Previously	Effect of	As
	Reported	Restatement	Restated
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of May 31, 2021. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	$-	$10,000	$10,000
Additional paid in capital	$35,392	$(10,000)	$25,392

Statements of Operations

No change

Statements of Cash Flows

No change

Preferred Stock

The Company has designated 10,000,000 shares of $ 0.0001 par value, Preferred stock on April 19, 2021. As of May 31, 2021, there are 10,000,000 preferred shares outstanding and are held by Custodian Ventures. Each share of Preferred Stock is convertible into 10 (ten) shares of common stock. There were no Preferred stock as of August 31, 2020.

The Original 10-Q has failed to include such Preferred Stock in the financial statements and relevant notes. The Company accounted this recognition of preferred stock as equity transaction and accordingly the fair value of preferred stock (assumes full conversion) adjusted against additional paid in capital account.

On June 28, 2021, as a result of a private transactions, 10,000,000 shares of Preferred Stock, $0.0001 par value per share of the Company, were transferred from Custodian Ventures, LLC to Chan Yit Wei, Teh Boo Yim, Falcon Venture Capital Limited, Chan Kim Thiam, and Dengfeng Management Limited (collectively, the “Purchasers”). As a result, the Purchasers became an approximately 90% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

7

PART II

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

8

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dengfeng Group Limited

Dated: December 12, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei Chief Executive Officer (Principal Executive Officer)

9