Form 10-K/A
period 2021-08-31
Dengfeng Group Ltd
filed 2023-12-13
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: August 31, 2021

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

The common stocks of the Registrant is not traded therefore there is no aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of August 31, 2022, the last business day of the registrant’s most recently completed fiscal year, as of such date. Solely for the purposes of this disclosure, there are 1,200,000 shares of Preferred Stock US$0.0001 par value held by, Mr. Chan Yit Wei, who is an executive officer, director, and beneficial holder of 10% or more of the outstanding common stock of the registrant as of such date and is deemed to be an affiliate.

As of October 15, 2023, the Registrant had 110,200 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Dengfeng Group Limited (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on 31 May, 2023.

This Amendment No. 1 provides comprehensive text relating to the rectification and restatement of our previously disclosed financial statements and associated disclosures in the Original 10-K. This arises due to the identification of several inaccuracies, specifically 1) acknowledgment of the designation of Preferred stock, and 2) removal of Loan from Shareholder and Notes payable to related parties. Additional specifics of these matters are enumerated below.

1.	Series A Preferred Stock:

●	The Form 10-Q for the quarter concluding on February 28, 2021, indicates under Note 6 – subsequent events, on April 19, 2021, the Company’s designation of 10,000,000 shares of a new class of Preferred Stock with a par value of $0.0001, awarded to Custodian Ventures against a $4,450 judgment and as reimbursement for services rendered and monies loaned to the Company.
●	Each share of Series A Preferred Stock is convertible into 10 (ten) shares of common stock.
●	The Original 10-K has failed to include such Preferred Stock in the financial statements and relevant notes.
●	The Company accounted this recognition of preferred stock as equity transaction and accordingly the par value of preferred stock adjusted against additional paid in capital account.
●	Consequently, in the Form 8-K dated June 30, 2021, under Item 5.01 Changes in Control of Registrant, it’s delineated that through private transactions conducted on June 28, 2021, the 10,000,000 shares of Preferred Stock were transferred from Custodian Ventures, LLC to specified Purchasers for a consideration of $260,000, sourced from the Purchasers’ personal funds.

2.	Loan from Shareholder and Notes Payable Related Parties:

●	Pertaining to the aforementioned private transaction on June 28, 2021, as documented in the 8-K filed on June 30, 2021, the previous controlling shareholder of the Company (the “Previous controlling shareholder”), David Lazar, released the Company from all debts owed to him.
●	However, Loan from Shareholder totalling USD 14,215, and Notes Payable Related Parties totalling USD 12,795, which are owed to David Lazar and Custodian Ventures, appear to persist inconsistently on Form 10-K for the fiscal year ended August 31, 2021, and in successive filings despite the waiver. Rectification action is required and hereby corrected and rectified in this Form 10K/A for August 31, 2021.
●	The Company accounted this recognition of removal of liabilities against additional paid in capital account.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

2

PART I

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Dengfeng Group Limited

BALANCE SHEETS

	August 31
	2021 (restated)	2020

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$5,719
Loan from shareholder	11,816	14,215
Notes payable related parties	-	-
Total liabilities	15,535	19,934

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock, Par Value $0.001, 75,000,000 shares authorized 11,020,000 issued and outstanding as of August 31, 2021 and 2020	11,020	11,020
Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of August 31, 2021. Each share of Preferred Stock is convertible into 10 shares of common stock	10,000	-
Additional paid in capital	52,402	35,392
Accumulated deficit	(88,957)	(66,346)
Total Stockholders’ (Deficit)	(15,535)	(19,934)
Total Liabilities and Stockholders’ (Equity)	$-	$-

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

4

Dengfeng Group Limited

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in		Total Stockholders’
	Shares	Value (restated)	Shares (restated)	Value (restated)	Capital (restated)	Accumulated Deficit	Equity (restated)
Balance, August 31, 2019	11,020,000	$11,020	-	-	$35,392	$(64,346)	(17,934)

Net loss	-	-	-	-	-	(2,000)	(2,000)

Balance, August 31, 2020	11,020,000	$11,020	-	-	$35,392	$(66,346)	$(19,934)

Series A Preferred Stock, designation on April 19, 2021	-	-	10,000,000	10,000	(10,000)	-	-
Waiver of liabilities	-	-	-	-	27,010	-	27,010
Net loss	-	-	-	-	-	(22,611)	(22,611)

Balance, August 31, 2021	11,020,000	$11,020	10,000,000	10,000	$52,402	$(88,957)	$(15,535)

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

6

NOTE 1 – Restatement

On November 15, 2023, the Company determined that the Company’s consolidated financial statements for the twelve months ended August 31, 2021 should no longer be relied upon since there were Preferred Stock that were not recorded and the removal of Loan from Shareholder and Notes Payable Related Parties had been omitted.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the twelve months ended following:

Balance Sheets

	As Previously	Effect of	As
	Reported	Restatement	Restated
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of August 31, 2021. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	$-	$10,000	$10,000
Additional paid in capital	$35,392	$17,010	$52,402
Loan from shareholder	$26,031	$(14,215)	$11,816
Notes payable related parties	$12,795	$(12,795)	$-

Statements of Operations

No change

Statements of Cash Flows

No change

Preferred Stock

The Company has designated 10,000,000 shares of $ 0.0001 par value, Preferred stock on April 19, 2021. As of August 31, 2021, there are 10,000,000 preferred shares outstanding. There were no Preferred stock as of August 31, 2020.

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

Additional specifics of these matters are elucidated under ITEM 12 in the Original 10-K.

Related Party Notes Payable

As of August 31, 2021, there was a loan from shareholder amounting to $11,816. The previous controlling shareholder, David Lazar and Custodian Ventures, has waived any and all rights to the liabilities ad debts owed by the Company, including the $14,215 loan from the shareholder and the $12,795 note payable, in connection with a private transactions conducted on June 28, 2021.

NOTE 2 – SUBSEQUENT EVENTS

On September 24, 2021, Romulus Corp. (the “Company”),

a)	amended its articles of incorporation change its name to Dengfeng Group Limited (the “Name Change”). The change was made in anticipation of entering into a new line of business operations;
b)	amended its number of authorised shares from 75,000,000 to 500,000,000 shares of common stock, US$0.001 par value and 10,000,000 of Preferred Stock, US$0.0001 par value; and
c)	amended its articles of incorporation to reverse split its common stock at a rate of 1 for 100 (the “Reverse”).

On September 29, 2021, FINRA declared the Reverse effective.

7

PART II

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

101.INS	Inline XBRL INSTANCE

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION

101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

8

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dengfeng Group Limited

Dated: December 12, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei
Chief Executive Officer
(Principal Executive Officer)

9