Form 10-Q/A
period 2021-11-30
Dengfeng Group Ltd
filed 2023-12-13
CIK 1585149

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

EXPLANATORY NOTE

Dengfeng Group Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on 31 May, 2023.

This Amendment No. 1 provides comprehensive text relating to the rectification and restatement of our previously disclosed financial statements and associated disclosures. This arises due to the identification of several inaccuracies, specifically 1) acknowledgment of the designation of Series A Preferred stock, 2) removal of Loan from Shareholder and Notes payable to related parties, and 3) recognition of Reverse Split impacting the total number of Common Stock issued. Additional specifics of these matters are enumerated below.

1.	Series A Preferred Stock:

●	The Form 10-Q for the quarter concluding on February 28, 2021, indicates under Note 6 – subsequent events, on April 19, 2021, the Company’s designation of 10,000,000 shares of a new class of Series A Preferred Stock with a par value of $0.0001, awarded to Custodian Ventures against a $4,450 judgment and as reimbursement for services rendered and monies loaned to the Company.
●	Each share of Series A Preferred Stock is convertible into 10 (ten) shares of common stock.
●	The Original 10-Q has failed to include such Preferred Stock in the financial statements and relevant notes.
●	The Company accounted this recognition of preferred stock as equity transaction and accordingly the par value of preferred stock adjusted against additional paid in capital account.
●	Consequently, in the Form 8-K dated June 30, 2021, under Item 5.01 Changes in Control of Registrant, it’s delineated that through private transactions conducted on June 28, 2021, the 10,000,000 shares of Preferred Stock were transferred from Custodian Ventures, LLC to specified Purchasers for a consideration of $260,000, sourced from the Purchasers’ personal funds.

2.	Loan from Shareholder and Notes Payable Related Parties:

●	Pertaining to the aforementioned private transaction on June 28, 2021, as documented in the 8-K filed on June 30, 2021, the previous controlling shareholder of the Company (the “Previous controlling shareholder”), David Lazar, released the Company from all debts owed to him.
●	However, Loan from Shareholder totalling USD 14,215, and Notes Payable Related Parties totalling USD 12,795, which are owed to David Lazar and Custodian Ventures, appear to persist inconsistently on Form 10-K for the fiscal year ended August 31, 2021, and in successive filings despite the waiver. Rectification action is required and hereby corrected and rectified in this Amended 10-Q.
●	The Company accounted this recognition of removal of liabilities against additional paid in capital account.

3.	Total Number of Common Stock:

●	Reflected in the Form 8-K filed on September 29, 2021, the Company adapted its articles of incorporation on September 24, 2021, by instituting a reverse split of its common stock at a rate of 1 for 100, necessitating the adjustment of the number of shares issued to 110,200 from the initially stated 11,020,000.
●	On September 29, 2021, FINRA declared the Reverse effective.
●	The Company has increased the number of authorized shares of common stock from 75,000,000 to 500,000,000, along with the Reverse action.
●	The Original 10-Q has failed to recognised the effect of the Reverse Split. Rectification action is required and hereby corrected and rectified in this Amended 10-Q.

Except as described above, no other amendments are being made to the Original 10-Q. This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

2

PART I

Item 1. FINANCIAL STATEMENTS

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	November 30, 2021	August 31, 2021
	(restated)	(restated)

ASSETS

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	17,787	11,816
Notes payable related parties	-	-
Total liabilities	21,506	15,535

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized; 110,200 and 11,020,000 issued and outstanding as of November 30, 2021 and August 31, 2021, respectively (1)	11,020	11,020
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of November 30, 2021 and August 31, 2021, respectively. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	10,000	10,000
Additional paid in capital	52,402	52,402
Accumulated deficit	(94,928)	(88,957)
Total Stockholders’ (Deficit)	(21,506)	(15,535)
Total Liabilities and Stockholders’ (Equity)	$-	$-

(1)	Reflects retrospectively the 1-for-100 reverse stock split that became effective September 24, 2021.

The accompanying notes are an integral part of these financial statements.

3

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2021	2020
	(restated)
Revenue	$-	$-

Operating Expenses:
Administrative expenses	5,971	-
Total operating expenses	5,971	-
(Loss) from operations	(5,971)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	$(5,971)	-
Provision for income taxes	-	-
Net (Loss)	$(5,971)	$-

Basic and diluted earnings(loss) per common share	$(0.00)	$-

Weighted average number of shares outstanding	110,200	11,020,000

The accompanying notes are an integral part of these financial statements.

4

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in		Total Stockholders’
	Shares (restated)	Value (restated)	Shares (restated)	Value (restated)	Capital (restated)	Accumulated Deficit	Equity (restated)
Balance, August 31, 2021	11,020,000	$11,020	10,000,000	10,000	$52,402	$(88,957)	$(15,535)

Net loss	-	-	-	-	-	(5,971)	(5,971)

Balance, November 30, 2021	110,200	$11,020	10,000,000	10,000	$52,402	$(94,928)	$(21,506)

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

6

NOTE 1 – Restatement

On November 15, 2023, the Company determined that the Company’s consolidated financial statements for the three months ended November 30, 2021 should no longer be relied upon since there were Preferred Stock that were not recorded, the removal of Loan from Shareholder and Notes Payable Related Parties had been omitted, and the reverse split on Common Stock were not recorded.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the three months ended following:

Balance Sheets

	As Previously	Effect of	As
	Reported	Restatement	Restated
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of November 30, 2021. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	$-	$10,000	$10,000
Additional paid in capital	$35,392	$17,010	$52,402
Loan from shareholder	$32,002	$(14,215)	$17,787
Notes payable related parties	$12,795	$(12,795)	$-

Statements of Operations

	As Previously	Effect of	As
	Reported	Restatement	Restated
Weighted average number of shares outstanding	11,020,000	10,909,800	110,200

Statements of Cash Flows

No change

Common Stock

The Company has authorized 500,000,000 shares of $ 0.001 par value, common stock. As of August 31, 2021, there were 11,020,000 shares of Common Stock issued and outstanding.

On September 29, 2021, the Company adapted its articles of incorporation by instituting a reverse split of its common stock at a rate of 1 for 100, reducing the number of shares of Common Stock issued and outstanding from 11,020,000 to 110,200.

After the Reverse, as of November 30, 2021, there were 110,200 shares of Common Stock issued and outstanding.

Preferred Stock

The Company has designated 10,000,000 shares of $ 0.0001 par value, Preferred stock on April 19, 2021. As of November 30, 2021 and August 31, 2021 respectively, there were 10,000,000 preferred shares outstanding.

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

Related Party Notes Payable

As of November 30, 2021, there was a loan from shareholder amounting to $17,787.

The previous controlling shareholder, David Lazar and Custodian Ventures, has waived any and all rights to the liabilities and debts owed by the Company, including the $14,215 loan from the shareholder and the $12,795 note payable, in connection with a private transactions conducted on June 28, 2021. Such figures were removed from the Amended 10-Q.

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