Form 10-Q/A
period 2023-02-28
Dengfeng Group Ltd
filed 2023-12-13
CIK 1585149

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

EXPLANATORY NOTE

Dengfeng Group Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on 31 May, 2023.

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

2

PART I

Item 1. FINANCIAL STATEMENTS

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	February 28,2023 (restated)	August 31,2022 (restated)

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	18,387	18,387
Notes payable related parties	-	-
Total liabilities	22,106	22,106

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized; 110,200 issued and outstanding as of February 28, 2023 and August 31, 2022, respectively(1)	11,020	11,020
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of February 28, 2023 and August 31, 2022, respectively. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	10,000	10,000
Additional paid in capital	52,402	52,402
Accumulated deficit	(95,528)	(95,528)
Total Stockholders’ (Deficit)	(22,106)	(22,106)
Total Liabilities and Stockholders’ (Equity)	$-	$-

(1)	Reflects retrospectively the 1-for-100 reverse stock split that became effective September 24, 2021.

The accompanying notes are an integral part of these financial statements.

3

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended February 28, 2023 (restated)	Three Months Ended February 28, 2022 (restated)	Six Months Ended February 28, 2023 (restated)	Six Months Ended February 28, 2022 (restated)

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	-	-	-	5,971
Total operating expenses	-	-	-	5,971
(Loss) from operations	-	-	-	(5,971)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	$-	$-	$-	$(5,971)
Provision for income taxes	-	-	-	-
Net (Loss)	$-	$-	$-	$(5,971)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,200	110,200	110,200	110,200

The accompanying notes are an integral part of these financial statements.

4

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-in		Total Stockholders’
	Shares (restated)	Value (restated)	Shares (restated)	Value (restated)	Capital (restated)	Accumulated Deficit	Equity (restated)
Balance, August 31, 2022	110,200 (1)	$11,020	10,000,000	10,000	$52,402	$(95,528)	$(22,106)

Net loss	-	-	-	-	-	-	-

Balance, November 30, 2022	110,200	$11,020	10,000,000	10,000	$52,402	$(95,528)	$(22,106)

Net loss	-	-	-	-	-	-	-

Balance, February 28, 2023	110,200	$11,020	10,000,000	10,000	$52,402	$(95,528)	$(22,106)

(1)	Reflects retrospectively the 1-for-100 reverse stock split that became effective September 24, 2021.

The accompanying notes are an integral part of the financial statements.

5

NOTE 1 – Restatement

On November 15, 2023, the Company determined that the Company’s consolidated financial statements for the three months ended February 28, 2023 should no longer be relied upon since there were Preferred Stock that were not recorded, the removal of Loan from Shareholder and Notes Payable Related Parties had been omitted, and the reverse split on Common Stock were not recorded.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the three months ended following:

Balance Sheets

	As Previously	Effect of	As
	Reported	Restatement	Restated
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of February 28, 2023. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	$-	$10,000	$10,000
Additional paid in capital	$35,392	$17,010	$52,402
Loan from shareholder	$32,602	$(14,215)	$18,387
Notes payable related parties	$12,795	$(12,795)	$-

Statements of Operations

	As Previously	Effect of	As
	Reported	Restatement	Restated
Weighted average number of shares outstanding	11,020,000	10,909,800	110,200

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

After the Reverse, as of February 28, 2023 and August 31, 2022 respectively, there were 110,200 shares of Common Stock issued and outstanding.

Preferred Stock

The Company has designated 10,000,000 shares of $ 0.0001 par value, Preferred stock on April 19, 2021. As of February 28, 2023 and August 31, 2022 respectively, there were 10,000,000 preferred shares outstanding.

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

Related Party Notes Payable

As of February 28, 2023, there was a loan from shareholder amounting to $18,387.

The previous controlling shareholder, David Lazar and Custodian Ventures, has waived any and all rights to the liabilities and debts owed by the Company, including the $14,215 loan from the shareholder and the $12,795 note payable, in connection with a private transactions conducted on June 28, 2021. Such figures were removed from the Amended 10-Q.

6

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

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dengfeng Group Limited

Dated: December 12, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei Chief Executive Officer (Principal Executive Officer)

8