Form 10-Q/A
period 2023-05-31
Dengfeng Group Ltd
filed 2023-12-13
CIK 1585149

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

80-0922058

(IRS Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

646-768 -8417

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

EXPLANATORY NOTE

Dengfeng Group Limited (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2023 (the “Original 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 31, 2023.

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

2

PART I

Item 1. FINANCIAL STATEMENTS

Dengfeng Group Limited

BALANCE SHEETS

(Unaudited)

	May 31, 2023 (restated)	August 31, 2022 (restated)

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan form shareholder	45,887	18,387
Notes payable related parties	-	-
Total liabilities	49,606	22,106

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, Par Value $0.001, 500,000,000 shares authorized; 110,200 issued and outstanding as of May 31, 2023 and August 31, 2022, respectively (1)	11,020	11,020
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of May 31, 2023 and August 31, 2022, respectively. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	10,000	10,000
Additional paid in capital	52,402	52,402
Accumulated deficit	(123,028)	(95,528)
Total Stockholders’ (Deficit)	(49,606)	(22,106)
Total Liabilities and Stockholders’ (Equity)	$-	$-

(1)	Reflects retrospectively the 1-for-100 reverse stock split that became effective September 24, 2021.

The accompanying notes are an integral part of these financial statements.

3

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2023 (restated)	Three Months Ended May 31, 2022 (restated)	Nine Months Ended May 31, 2023 (restated)	Nine Months Ended May 31, 2022 (restated)

Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	27,500	600	27,500	6,571
Total operating expenses	27,500	600	27,500	6,571
(Loss) from operations	(27,500)	(600)	(27,500)	(6,571)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	$(27,500)	(600)	$(27,500)	$(6,571)
Provision for income taxes	-	-	-	-
Net (Loss)	$(27,500)	$(600)	$(27,500)	$(6,571)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,200	110,200	110,200	110,200

The accompanying notes are an integral part of these financial statements.

4

DENGFENG GROUP LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock			Preferred Stock		Additional Paid-in		Total Stockholders’
	Shares (restated)		Value (restated)	Shares (restated)	Value (restated)	Capital (restated)	Accumulated Deficit	Equity (restated)
Balance, August 31, 2022	110,200	(1)	$11,020	10,000,000	10,000	$52,402	$(95,528)	$(22,106)

Net loss	-		-	-	-	-	-	-

Balance, November 30, 2022	110,200		$11,020	10,000,000	10,000	$52,402	$(95,528)	$(22,106)

Net loss	-		-	-	-	-	-	-

Balance, February 28, 2023	110,200		$11,020	10,000,000	10,000	$52,402	$(95,528)	$(22,106)

Net loss	-		-	-	-	-	(27,500)	(27,500)

Balance, May 31, 2023	110,200		$11,020	10,000,000	10,000	$52,402	$(123,028)	$(49,606)

(1)	Reflects retrospectively the 1-for-100 reverse stock split that became effective September 24, 2021.

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

6

NOTE 1 – Restatement

On November 15, 2023, the Company determined that the Company’s consolidated financial statements for the three months ended May 31, 2023 should no longer be relied upon since there were Preferred Stock that were not recorded, the removal of Loan from Shareholder and Notes Payable Related Parties had been omitted, and the reverse split on Common Stock were not recorded.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the three months ended following:

Balance Sheets

	As Previously	Effect of	As
	Reported	Restatement	Restated
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of May 31, 2023. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	$-	$10,000	$10,000
Additional paid in capital	$35,392	$17,010	$52,402
Loan from shareholder	$60,102	$(14,215)	$45,887
Notes payable related parties	$12,795	$(12,795)	$-

Statements of Operations

	As Previously	Effect of	As
	Reported	Restatement	Restated
Weighted average number of shares outstanding	11,020,000	10,909,800	110,200

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

After the Reverse, as of May 31, 2023 and August 31, 2022 respectively, there were 110,200 shares of Common Stock issued and outstanding.

Preferred Stock

The Company has designated 10,000,000 shares of $ 0.0001 par value, Preferred stock on April 19, 2021. As of May 31, 2023 and August 31, 2022 respectively, there were 10,000,000 preferred shares outstanding.

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

Related Party Notes Payable

As of May 31, 2023, there was a loan from shareholder amounting to $45,887.

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