Form 10-K/A
period 2022-08-31
Dengfeng Group Ltd
filed 2023-12-15
CIK 1585149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: August 31, 2022

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

EXPLANATORY NOTE

Dengfeng Group Limited (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on 31 May, 2023.

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

1.	Series A Preferred Stock:

●	The Form 10-Q for the quarter concluding on February 28, 2021, indicates under Note 6 – subsequent events, on April 19, 2021, the Company’s designation of 10,000,000 shares of a new class of Series A Preferred Stock with a par value of $0.0001, awarded to Custodian Ventures against a $4,450 judgment and as reimbursement for services rendered and monies loaned to the Company.
●	Each share of Series A Preferred Stock is convertible into 10 (ten) shares of common stock.
●	The Original 10-K has failed to include such Preferred Stock in the financial statements and relevant notes.
●	The Company accounted this recognition of preferred stock as equity transaction and accordingly the par value of preferred stock adjusted against additional paid in capital account.
●	Consequently, in the Form 8-K dated June 30, 2021, under Item 5.01 Changes in Control of Registrant, it’s delineated that through private transactions conducted on June 28, 2021, the 10,000,000 shares of Preferred Stock were transferred from Custodian Ventures, LLC to specified Purchasers for a consideration of $260,000, sourced from the Purchasers’ personal funds.

2.	Loan from Shareholder and Notes Payable Related Parties:

●	Pertaining to the aforementioned private transaction on June 28, 2021, as documented in the 8-K filed on June 30, 2021, the previous controlling shareholder of the Company (the “Previous controlling shareholder”), David Lazar, released the Company from all debts owed to him.
●	However, Loan from Shareholder totalling USD 14,215, and Notes Payable Related Parties totalling USD 12,795, which are owed to David Lazar and Custodian Ventures, appear to persist inconsistently on Form 10-K for the fiscal year ended August 31, 2021, and in successive filings despite the waiver. Rectification action is required and hereby corrected and rectified in this Amended 10-K.
●	The Company accounted this recognition of removal of liabilities against additional paid in capital account.

3.	Total Number of Common Stock:

●	Reflected in the Form 8-K filed on September 29, 2021, the Company adapted its articles of incorporation on September 24, 2021, by instituting a reverse split of its common stock at a rate of 1 for 100, necessitating the adjustment of the number of shares issued to 110,200 from the initially stated 11,020,000.
●	On September 29, 2021, FINRA declared the Reverse effective.
●	The Company has increased the number of authorized shares of common stock from 75,000,000 to 500,000,000, along with the Reverse action.
●	The Original 10-K has failed to recognised the effect of the Reverse Split. Rectification action is required and hereby corrected and rectified in this Amended 10-K.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART I

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

Matter of Restatement

As discussed in Note 1 to the financial statements, the financial statements have been restated to correct a misstatement.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022, except for the effects on the financial statements of the restatement described in Note 1, as to which the date is December 13, 2023

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

Matter of Restatement

As discussed in Note 1 to the financial statements, the financial statements have been restated to correct a misstatement.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 31, 2022, except for the effects on the financial statements of the restatement described in Note 1, as to which the date is December 13, 2023

Dengfeng Group Limited

BALANCE SHEETS

	August 31,
	2022 (restated)	2021 (restated)

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,719	$3,719
Loan from shareholder	18,387	11,816
Notes payable related parties	-	-
Total liabilities	22,106	15,535

Commitments and Contingencies	-	-

Stockholders’ Equity

Common stock, Par Value $0.001, 500,000,000 shares authorized; 110,200 and 11,020,000 issued and outstanding as of August 31, 2022 and August 31, 2021, respectively (1)	11,020	11,020
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of August 31, 2022 and August 31, 2021, respectively. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	10,000	10,000
Additional paid in capital	52,402	52,402
Accumulated deficit	(95,528)	(88,957)
Total Stockholders’ (Deficit)	(22,106)	(15,535)
Total Liabilities and Stockholders’ (Equity)	$-	$-

(1)	Reflects retrospectively the 1-for-100 reverse stock split that became effective September 24, 2021.

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2022 (restated)	2021

Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	6,571	22,611
Total operating expenses	6,571	22,611
(Loss) from operations	(6,571)	(22,611)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(6,571)	(22,611)
Provision for income taxes
Net (Loss)	$(6,571)	$(22,611)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	110,200	11,020,000

The accompanying notes are an integral part of these financial statements.

Dengfeng Group Limited

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in		Total Stockholders’
	Shares (restated)	Value (restated)	Shares (restated)	Value (restated)	Capital (restated)	Accumulated Deficit	Equity (restated)
Balance, August 31, 2019	11,020,000	$11,020	-	-	$35,392	$(64,346)	(17,934)

Net loss	-	-	-	-	-	(2,000)	(2,000)

Balance, August 31, 2020	11,020,000	$11,020	-	-	$35,392	$(66,346)	$(19,934)

Series A Preferred Stock, designation on April 19, 2021	-	-	10,000,000	10,000	(10,000)	-	-
Waiver of liabilities	-	-	-	-	27,010	-	27,010
Net loss	-	-	-	-	-	(22,611)	(22,611)

Balance, August 31, 2021	11,020,000	$11,020	10,000,000	10,000	$52,402	$(88,957)	$(15,535)

Net loss	-	-	-	-	-	(6,571)	(6,571)

Balance, August 31, 2022	110,200 (1)	$11,020	10,000,000	10,000	$52,402	$(95,528)	$(22,106)

(1)	Reflects retrospectively the 1-for-100 reverse stock split that became effective September 24, 2021.

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

NOTE 1 – Restatement

On November 15, 2023, the Company determined that the Company’s consolidated financial statements for the three months ended August 31, 2022 should no longer be relied upon since there were Preferred Stock that were not recorded, the removal of Loan from Shareholder and Notes Payable Related Parties had been omitted, and the reverse split on Common Stock were not recorded.

The effects of the restatement on the Company’s Consolidated financial statements as of, and for the twelve months ended following:

Balance Sheets

	As Previously	Effect of	As
	Reported	Restatement	Restated
Series A Preferred Stock, Par Value of $0.0001, 10,000,000 issued and outstanding as of August 31, 2022. Each share of Series A Preferred Stock is convertible into 10 shares of common stock	$-	$10,000	$10,000
Additional paid in capital	$35,392	$17,010	$52,402
Loan from shareholder	$32,602	$(14,215)	$18,387
Notes payable related parties	$12,795	$(12,795)	$-

Statements of Operations

	As Previously	Effect of	As
	Reported	Restatement	Restated
Weighted average number of shares outstanding	11,020,000	10,909,800	110,200

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

After the Reverse, as of August 31, 2022, there were 110,200 shares of Common Stock issued and outstanding.

Preferred Stock

The Company has designated 10,000,000 shares of $ 0.0001 par value, Preferred stock on April 19, 2021. As of August 31, 2022 and August 31, 2021 respectively, there were 10,000,000 preferred shares outstanding.

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

Related Party Notes Payable

As of August 31, 2022, there was a loan from shareholder amounting to $18,387.

The previous controlling shareholder, David Lazar and Custodian Ventures, has waived any and all rights to the liabilities and debts owed by the Company, including the $14,215 loan from the shareholder and the $12,795 note payable, in connection with a private transactions conducted on June 28, 2021. Such figures were removed from the Amended 10-K.

PART II

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dengfeng Group Limited

Dated: December 15, 2023	By:	/s/ Chan Yit Wei
Chan Yit Wei Chief Executive Officer (Principal Executive Officer)

